Form 10-Q
period 1996-03-31
LIBERTY TECHNOLOGIES INC
filed 1996-05-13
CIK 897730

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          March 31, 1996
                       ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number   0-21274




                           Liberty Technologies, Inc.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             Pennsylvania                                   23-2295708
 -------------------------------------                  -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



                      -----------------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                      -----------------------------------
                        (Address, including zip code, and
                    telephone number (including area code) of
                    registrant's principal executive office)

                      -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES _X_   NO___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                         Shares Outstanding at May 7, 1996
   ------------------               -----------------------------------------
     Common Stock                                  4,966,480



================================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION


Item 1.     Consolidated Financial Statements:                                      Page No.
                                                                                    --------
              Consolidated Statements of Income (unaudited)
                Three months ended March 31, 1996 and 1995......................        3

              Consolidated Balance Sheets
                March 31, 1996 (unaudited) and December 31 , 1995...............        4

              Consolidated Statements of Cash Flows (unaudited)
                Three months ended March 31, 1996 and 1995......................        5

              Notes to Consolidated Financial Statements........................        6


Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................        7



                            PART II OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K..................................        10


Signatures......................................................................        11


Exhibit Index...................................................................        13



Exhibit - Calculation of Earnings Per Share.....................................        14


PART I.  Financial Information

Item 1.  Consolidated Financial Statements

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                          For the three months ended March 31,
                                                                    (Unaudited)

                                                                    1996      1995
                                                                 -------   -------
Revenues:
   Product ...................................................   $ 3,094   $ 3,490
   Service ...................................................     5,197     6,326
                                                                 -------   -------

                                                                   8,291     9,816
                                                                 -------   -------

Cost of revenues:
   Product ...................................................       941     1,191
   Service ...................................................     3,251     4,070
                                                                 -------   -------

                                                                   4,192     5,261
                                                                 -------   -------

              Gross profit ...................................     4,099     4,555
                                                                 -------   -------

Operating expenses:
   Engineering and product development .......................     1,000       729
   Selling, general and administrative .......................     3,135     3,524
                                                                 -------   -------

                                                                   4,135     4,253
                                                                 -------   -------

              Operating income (loss) ........................       (36)      302

Interest income (expense), net ...............................       (50)        6
                                                                 -------   -------


              Income (loss) before taxes and minority interest       (86)      308


Income taxes (benefit) .......................................       (41)      114
                                                                 -------   -------


              Income (loss) before minority interest .........       (45)      194


Minority interest ............................................       (78)       --
                                                                 -------   -------


Net income (loss) ............................................     $(123)   $  194
                                                                 -------   -------


Net income  (loss) per share: ................................     $(.02)   $  .04
                                                                 =======   =======

Shares used in computing net income (loss) per share .........     4,961     5,203
                                                                 =======   =======

        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                          ASSETS                             March 31,  December 31,
                                                              1996         1995
                                                           -----------  ------------
                                                           (Unaudited)
Current assets:
    Cash and cash equivalents ...........................   $    198    $    356
    Accounts receivable, net ............................      8,158       9,050
    Inventories .........................................      2,044       2,075
    Deferred income taxes................................        731         730
    Prepaid income taxes ................................        298         319
    Prepaid expenses and other ..........................        387         377
                                                            --------    --------
              Total current assets ......................     11,816      12,907

Property and equipment, net .............................      4,143       3,890

Goodwill, net ...........................................      5,259       5,325

Other assets ............................................      1,653       1,681
                                                            --------    --------
                                                            $ 22,871    $ 23,803
                                                            ========    ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit ......................................   $  2,125    $  2,200
    Current maturities of long-term debt ................          4          92
    Accounts payable ....................................      2,259       2,277
    Accrued compensation and benefits ...................      1,285       1,361
    Unearned revenue ....................................         36         340
    Other accrued expenses...............................        491         864
                                                            --------    --------
              Total current liabilities .................      6,200       7,134
                                                            --------    --------
Long-term debt ..........................................        205         259
                                                            --------    --------
Due to minority shareholders ............................        101        --
                                                            --------    --------


Shareholders' equity:
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 4,994,112 and 4,994,112 shares issued,
       and 4,956,264 and 4,957,151 outstanding ..........         50          50
    Additional paid-in capital ..........................     17,198      17,195
    Retained earnings (deficit)..........................       (730)       (606)
    Treasury stock at cost...............................       (215)       (237)
    Cumulative translation adjustment ...................         62           8
                                                            --------    --------
              Total shareholders' equity ................     16,365      16,410
                                                            --------    --------
                                                            $ 22,871    $ 23,803
                                                            ========    ========

        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                      For the three months ended March 31,
                                                                                (Unaudited)
                                                                              1996       1995
                                                                            --------  --------
Cash flows from operating activities:
   Net income (loss) ................................................       $  (123)   $   194
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ................................           462        547
       Minority interest in earnings of joint venture ...............            78         --
       Change in assets and liabilities (Increase) decrease in:
                   Accounts receivable ..............................           892     (1,699)
                   Inventories ......................................            31        160
                   Prepaid expenses and other .......................            11        237
                   Other assets .....................................           (67)       (29)
           Increase (decrease) in:
                   Accounts payable .................................           (18)        93
                   Accrued expenses and compensation ................          (268)       433
                   Accrued income taxes .............................          (194)       100
                   Unearned revenue .................................          (304)        79
                                                                            -------    -------
              Net cash provided by operating activities .............           500        115
                                                                            -------    -------
Cash flows from investing activities:
   Purchases of property and equipment ..............................          (570)      (467)
   Capitalization of software development costs .....................            --       (431)
   Payment of earn-out in connection with acquisition ...............            --       (500)
   Investment in joint venture.......................................            15
   Sale of assets ...................................................                      100
   Other ............................................................            11         37
                                                                            -------    -------
              Net cash used in investing activities .................          (544)    (1,261)
                                                                            -------    -------
Cash flows from financing activities:
   Payments of long-term debt (other) ...............................          (141)      (123)
   Net borrowings under line of credit ..............................           (75)       500
   Proceeds from Employee Stock Purchase Plan .......................            24         17
   Investment from minority shareholder in joint venture ............            23       --
                                                                            -------    -------

              Net cash provided by (used in) financing activities ...          (169)       394
                                                                            -------    -------
Effect of foreign exchange rate changes on cash .....................            55         --
                                                                            -------    -------
Net decrease in cash and cash equivalents ...........................          (158)      (752)
Cash and cash equivalents, beginning of period ......................           356      1,083
                                                                            -------    -------
Cash and cash equivalents, end of period ............................       $   198    $   331
                                                                            =======    =======

        The accompanying notes are an integral part of these statements.


                    Item 1 -- Financial Statements -- Cont'd.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to the 1995 financial statements to conform to 1996 presentations.

2.   Inventories are summarized as follows:

                                  March 31, 1996       December 31, 1995
                                 ---------------       -----------------

             Raw materials         $1,714,000             $1,687,000
             Finished goods           330,000                388,000
                                   ----------             ----------
                                   $2,044,000             $2,075,000
                                   ==========             ==========


3. Cash paid for income taxes for the three months ended March 31, 1996 and 1995 were approximately $39,000 and $14,000, respectively, all of which pertained to payment of the previous year's taxes. Interest paid for the three months ended March 31, 1996 and 1995 was $52,000 and $4,000, respectively.

4. Liberty M.P., S.A.S. (LMP) commenced operations in January 1996. This joint venture, of which the Company has a 51% ownership interest, was formed with Electricite de France for the sale of products and services within the European Union. LMP had revenues of $1,021,000 in the three months ended March 31, 1996.

                           LIBERTY TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995:

     Total Revenues. Total revenues decreased from $9,816,000 to $8,291,000, or
(16)%, from the first quarter of 1995 to the first quarter of 1996.

Service revenues decreased from $6,326,000 to $5,197,000, or (18)%, principally as a result of lower nuclear service revenues as customers reduced the scope and duration of their maintenance outages. This decline was partially offset by stronger industrial service revenues.

Product revenues decreased from $3,490,000 to $3,094,000, or (11)%, on lower condition monitoring product sales due to order delays. This decline was partially offset by initial sales of RADView, a product introduced in October 1995. International sales increased from $1,085,000 to $1,288,000, or 18%. Sales through Liberty M.P., S.A.S. to Electricite de France (EdF) totaled $1,021,000 in 1996 as compared to $526,000 of direct sales from Liberty Technologies, Inc. to EdF in 1995. Partially offsetting this increase were other international sales, which declined from $559,000 in 1995 to $202,000 in 1996.

Cost of Revenues. Cost of revenues decreased from $5,261,000 to $4,192,000, or
(20)%, from the first quarter 1995 to the first quarter 1996. As a percentage of total revenues, overall cost of revenues decreased from 54% to 51% on improvements in both service and product margins.

Cost of service revenues decreased as a percentage of service revenues from 64% in 1995 to 63% in 1996 due to the increased mix of higher margin industrial testing services relative to nuclear services.

Cost of product revenues decreased as a percentage of product sales from 34% in 1995 to 30% in 1996. This lower cost of sales percentage was a result of lower manufacturing overhead costs resulting from the reorganization of the Company's product operations in the fourth quarter of 1995 and a more favorable mix of higher margin products.

Gross Profit. Gross profit decreased from $4,555,000 to $4,099,000 from the first quarter of 1995 to the first quarter of 1996. As a percentage of total revenues, gross profit improved from 46% to 49%. The Company expects that gross profit margin will vary from quarter to quarter depending on the mix and volume of products and services sold.

Operating Expenses. Excluding the impact of software development costs capitalized in 1995 ($431,000), operating expenses have decreased 12% from the first quarter of 1995 to the first quarter of 1996. Reported operating expenses decreased 3%, from $4,253,000 to $4,135,000 from the first quarter of 1995 to the first quarter of 1996.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," expenditures of $431,000 were recorded as capitalized software development costs in the first quarter 1995. The Company wrote-off the balance of capitalized software development costs at the end of 1995 and has not capitalized any additional software development costs in the first quarter of 1996.

Income taxes. The Company's effective income tax rate was unchanged at 37% in the first quarter of 1996 versus the first quarter of 1995.

Net income (loss). Net income decreased from earnings of $194,000 or $.04 per share in the first quarter of 1995 to a loss in the first quarter of 1996 of $(123,000) or $(.02) per share. The number of shares used in calculating earnings (loss) per share decreased from 5,193,000 in 1995 to 4,961,000 in 1996. The decrease resulted from the inclusion of the dilutive effect of options in 1995, offset by the exercise of stock options during 1995 under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan.

Liquidity and Capital Resources

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations and borrowings against a revolving credit facility.

At March 31, 1996, the Company had cash and cash equivalents aggregating $198,000 compared to $356,000 at December 31, 1995, reflecting the cash used by investing activities, offset by stronger cash provided from operations.

Net cash provided by operations increased from $115,000 during the first quarter of 1995 to $500,000 during the first quarter of 1996. The change was principally attributable to collections of accounts receivable offset by a decrease in accounts payable and unearned revenue.

Net cash used in investing activities decreased from $1,261,000 in the first quarter 1995 to $544,000 in the first quarter 1996. This decrease resulted from there being no capitalization of software development costs and no acquisition related earn-out payments in 1996, offset by an increase in capital additions.

Net cash used by financing activities in the first quarter 1996 was $169,000 compared to cash provided of $394,000 in the first quarter of 1995. The 1996 amount reflects a repayment of $75,000 against the revolving credit facility, while the 1995 amount reflects a borrowing of $500,000 against that facility.

The Company has a multi-year unsecured $5,000,000 revolving credit facility with a commercial bank under which $500,000 and $2,125,000 was outstanding at March 31, 1995 and 1996, respectively. The credit facility may be used for working capital or acquisitions. Borrowings under this facility bear interest at a rate equal to the lower of the bank's prime rate less 0.5% or the Eurodollar rate plus 1.25%.

The Company believes that its current cash and cash equivalents on hand, cash generated from operations and the availability under its line of credit will be sufficient to fund the Company's operations, expected capital expenditures and other expenditures for the current year.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    1.   Exhibit 11 - Calculation of Earnings Per Share

    2.   No reports on Form 8-K were filed during the quarter ended
         March 31, 1996.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 7, 1996




                                         LIBERTY TECHNOLOGIES, INC.
                                         ----------------------------------
                                         (Registrant)




                                         /s/ R. Nim Evatt
                                         ----------------------------------
                                         R. Nim Evatt, President and
                                         Chief Executive Officer





                                         /s/ Daniel G. Clare
                                         ----------------------------------
                                         Daniel G. Clare, V.P. Finance and
                                         Chief Financial Officer (principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX




Exhibit                                                      Sequentially
Page                                                         Numbered
Number                                                       Number
- - ------                                                       ------


11               Calculation of Earnings Per Share               13
27               FDS

Exhibit 11

                           Liberty Technologies, Inc.
                         Earnings Per Share Calculation



                                                      Three Months Ended
                                                           March 31,
                                                     1996          1995
                                                 -----------   ------------

Net income (loss)                                $  (123,000)   $   194,000



Weighted average shares outstanding                4,961,264      4,933,803
Dilutive effect of outstanding options and
   warrants, net of tax benefit                          -0-        269,235

Shares used in computing earnings per share
                                                   4,961,264      5,203,038


Earnings per share (primary and fully diluted)

                                                 $     (0.02)   $      0.04
                                                 ===========    ===========