Form 10-Q
period 1996-06-30
LIBERTY TECHNOLOGIES INC
filed 1996-08-14
CIK 897730

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30, 1996
                       -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number   0-21274




                           Liberty Technologies, Inc.
                           --------------------------
             (Exact name of registrant as specified in its Charter)

             Pennsylvania                                 23-2295708
             ------------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                           --------------------------


                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  215-834-0330
                                  ------------
                        (Address, including zip code, and
                    telephone number (including area code) of
                    registrant's principal executive office)

                           --------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES _X_   NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                   Shares Outstanding at August 13, 1996
     ------------------          ------------------------------------------
       Common Stock                              4,985,165



================================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART 1. FINANCIAL INFORMATION




Item 1.     Consolidated Financial Statements:                         Page No.
                                                                       --------

             Consolidated Statements of Income (unaudited)
               Three months and six months ended
               June 30, 1996 and 1995...............................       3


             Consolidated Balance Sheets
               June 30, 1996 (unaudited) and
               December 31, 1995 ...................................       4

             Consolidated Statements of Cash Flows (unaudited)
               Six months ended June 30, 1996 and 1995..............       5

             Notes to Consolidated Financial Statements.............       6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................       7


                           PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders.....     10


Item 6.      Exhibits and Reports on Form 8-K........................     10

             Signatures..............................................     11


             Exhibit Index...........................................     12


             Exhibit - Earnings Per Share Calculation.................    13

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           Liberty Technologies, Inc.
                        Consolidated Statements of Income
                  (In thousands, except per share information)

                                                                Unaudited             Unaudited
                                                                ---------             ---------
                                                          For the three months    For the six months
                                                              ended June 30,         ended June 30,
                                                            1996        1995        1996       1995
                                                            ----        ----        ----       ----
  Revenues
     Product                                              $  2,850    $  2,672    $  5,944    $  6,190
     Service                                                 7,211       8,703      12,408      15,004
                                                          --------    --------    --------    --------
                                                            10,061      11,375      18,352      21,194

 Cost of revenues
     Product                                                 1,086       1,057       2,027       2,330
     Service                                                 4,498       5,623       7,750       9,734
                                                          --------    --------    --------    --------
                                                             5,584       6,680       9,777      12,064

      Gross profit                                           4,477       4,695       8,575       9,130

  Operating expenses                                         4,327       3,638       8,462       7,771
                                                          --------    --------    --------    --------
      Operating income                                         150       1,057         114       1,359

  Net interest income (expense)                                (21)                    (71)
  Other income (expense)                                        25         (17)         25         (10)
                                                          --------    --------    --------    --------
      Income before income taxes                               154       1,040          68       1,349


  Income taxes                                                  64         385          23         500
                                                          --------    --------    --------    --------

      Income after taxes and before minority interest           90         655          45         849

  Minority interest in earnings (loss) of Joint Venture        (12)       --            67        --
                                                          --------    --------    --------    --------

Net income (loss)                                         $    102    $    655    $    (22)   $    849
                                                          ========    ========    ========    ========


Earnings per share                                        $   0.02    $   0.13    $   0.00    $   0.16
                                                          ========    ========    ========    ========

Shares used in computing earnings per share                  5,310       5,235       4,964       5,222
                                                          ========    ========    ========    ========


        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                    ASSETS                                  June 30,   December 31,
                    ------                                   1996          1995
                                                             ----          ----
                                                          (unaudited)
Current assets:
    Cash and cash equivalents ...........................   $   180    $   356
    Accounts receivable, net ............................     9,782      9,050
    Inventories .........................................     2,597      2,075
    Deferred income taxes................................       730        730
    Prepaid income taxes ................................       298        319
    Prepaid expenses and other ..........................       327        377
                                                            -------    -------
              Total current assets ......................    13,914     12,907

Property and equipment, net .............................     4,055      3,890

Goodwill, net ...........................................     5,112      5,325

Other assets ............................................     2,029      1,681
                                                            -------    -------
                                                            $25,110    $23,803
                                                            =======    =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit ......................................   $ 4,000    $ 2,200
    Current maturities of long-term debt ................        36         92
    Accounts payable ....................................     2,591      2,277
    Accrued compensation and benefits ...................     1,159      1,361
    Unearned revenue ....................................        32        340
    Other accrued expenses
                                                                479        864
                                                            -------    -------
              Total current liabilities .................     8,297      7,134
                                                            -------    -------
Long-term debt ..........................................       256        259
                                                            -------    -------
Minority interest .......................................        90       --
                                                            -------    -------
Shareholders' equity:
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,018,987 and 5,003,362 shares issued,
       and 4,980,980 and 4,957,151 outstanding ..........        50         50
    Additional paid-in capital ..........................    17,253     17,195
    Accumulated deficit  ................................      (627)      (606)
    Treasury stock at cost
                                                               (195)      (237)
    Cumulative translation adjustment ...................       (14)         8
                                                            -------    -------
              Total shareholders' equity ................    16,467     16,410
                                                            -------    -------
                                                            $25,110    $23,803
                                                            =======    =======


        The accompanying notes are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                   Unaudited
                                                          --------------------------
                                                           For the six months ended
                                                                    June 30,
                                                                1996      1995
                                                                ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  (22)   $   849
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Depreciation and amortization                              1,018      1,050
    Minority interest in income of Joint Venture                  67       --
  Change in assets and liabilities
    Increase in accounts receivable                             (732)    (1,763)
    (Increase) decrease in inventories                          (522)        96
    Decrease in prepaid expense and other current assets          71        139
    Increase in other assets                                    (165)       (83)
    Increase in accounts payable                                 315        497
    Increase (decrease) in accrued income taxes                  (64)       471
    Increase (decrease) in other accrued expenses               (529)        32
    Decrease in unearned revenue                                (308)       (23)
                                                              -------    -------
       Net cash provided by (used in) operating activities      (871)     1,265
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (892)    (1,083)
  Purchases of licenses                                         (100)      --
  Patent costs                                                  (177)      --
  Sale of assets                                                --          100
  Capitalization of software development costs                  --         (925)
  Payment for purchase business                                 --         (500)
  Other                                                           21       --
                                                              -------    -------
       Net cash used in investing activities                  (1,148)    (2,408)
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                             1,800        750
  Payments of long-term debt                                     (58)      (155)
  Proceeds from employee stock purchase plan                      33         35
  Exercise of options and warrants                                67         28
  Investment from minority shareholder in joint venture           23       --
                                                              -------    -------
       Net cash provided by financing activities               1,865        658
                                                              -------    -------

  Effect of foreign exchange rate changes on cash                (22)      --
                                                              -------    -------
Net decrease in cash and cash equivalents                       (176)      (485)

Cash and cash equivalents, beginning of period                   356      1,083
                                                              -------    -------

Cash and cash equivalents, end of period                     $   180    $   598
                                                              =======    =======


       The accompanying notes are an integral part of these statements.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of June 30, 1996 and for the six month periods ended June 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     Inventories are summarized as follows:

                                            June 30, 1996    December 31, 1995
                                            -------------    -----------------
             Raw materials                    $2,027,000        $1,687,000
             Finished goods                      570,000           388,000
                                              ----------        ----------
                                              $2,597,000        $2,075,000
                                              ==========        ==========

3. Cash payment of income taxes for the six months ended June 30, 1996 and 1995 were approximately $83,000 and $28,000, respectively. Interest paid in the six months ended June 30, 1996 and 1995 was $95,000 and $17,000, respectively.

4. Liberty M.P., S.A.S. (LMP) commenced operations in January 1996. This joint venture, of which the Company has a 51% ownership interest, was formed with Electricite de France for the sale of products and services within the European Union. LMP had revenues of $534,000 and $1,555,000 for the three and six months ended June 30, 1996.

5. In the second quarter of 1996 the Company changed its accounting policy regarding patent costs. The Company previously expensed all patent costs as incurred and is now capitalizing these costs. For the three and six month periods ended June 30, 1996, this change had the effect of increasing net income by $112,000 ($0.02 per share).

6. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, if any, which consist of stock options. Net income (loss) per share assuming full dilution is based upon an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average within the respective period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and Six Months Ended June 30, 1996 Compared to Three and Six Months Ended June 30, 1995:

Total Revenues. For both the three and six month comparative periods ended June 30, 1995 and 1996, total revenues decreased from $11,375,000 to $10,061,000, and from $21,194,000 to $18,352,000, respectively.

Service revenues decreased from $15,004,000 to $12,408,000, or 17%, for the six months ended June 30, 1995 and 1996, respectively, principally as a result of lower U.S. nuclear service sales as customers continued to reduce their maintenance outages. This decrease was partially offset by improved industrial service sales.

Product revenues decreased during the comparative six month periods from $6,190,000 to $5,944,000, or 4%, as a result of lower U.S. nuclear product sales and delays in domestic orders for industrial products. This was partially offset by stronger international revenues and initial sales of RADView(TM).

Cost of Revenues. For the three and six month comparative periods, cost of revenues decreased from $6,680,000 to $5,584,000, and $12,064,000 to $9,777,000,
respectively, as a result of lower sales volume. As a percentage of total revenues, cost of revenues decreased from 59% to 56% and from 57% to 53%, respectively.

Gross Profit. Gross profit decreased from $4,695,000 to $4,477,000 and $9,130,000 to $8,575,000 for the three and six month periods ended June 30, 1995 and 1996, respectively.

As a percentage of total revenues, gross profit increased from 41% to 45% and from 43% to 47% for the comparable three and six month periods, respectively. Gross profit margin will vary from quarter to quarter as a result of volume and mix of service versus product revenues and the mix of product sales.

In accordance with SFAS No. 86, the Company capitalized software development costs through 1995. Amortization related to these costs was $155,000 and $196,000 for the three and six month periods ended June 30, 1995, respectively. The Company wrote-off the balance of capitalized software development costs at the end of 1995 and has no such amortization in 1996.

Excluding the impact of the amortization of software development costs for the three and six month periods ended June 30, 1995, as a percentage of total revenues, gross profit increased from 43% to 45% and from 44% to 47% for the comparable three and six month periods, respectively.

Operating Expenses. Operating expenses increased 19%, from $3,638,000 to $4,327,000 and 9%, from $7,771,000 to $8,462,000, respectively, for the three and six month periods ended June 30, 1995 and 1996. As a percentage of total revenues, operating expenses increased from 37% to 43% and from 41% to 46%, respectively, for the comparable three and six month periods.

Excluding the impact of software development costs capitalized for the three and six month periods ended June 30, 1995, operating expenses increased 4%, from $4,164,000 to $4,327,000, for the three months ended June 30, 1995 compared to 1996 due to increasing indirect expenses related to RADView and sales and marketing. For the six month comparative period operating expenses decreased 3%, from $8,733,000 to $8,462,000, as a result of decreasing general and administrative expenses and improved controls on engineering expenses.

As mentioned above in the discussion of Gross Profit, capitalized software development costs were written off at the end of 1995 and the Company has not capitalized any additional software development costs in 1996. For the three and six month periods ending June 30, 1995 the Company capitalized software development costs of $526,000 and $962,000, respectively.

Income Taxes. The Company's effective income tax rate decreased from 37% for the six months ended June 30, 1995 to 33% for the six months ended June 30, 1996 primarily as a result of the lower tax rates on the income of the foreign joint venture, which represented a significant portion of the Company's pretax income.

Net Income. Net income decreased from $655,000 ($.13 per share) to $102,000 ($.02 per share) and from income of $849,000 ($.16 per share) to a loss of $22,000 ($.00 per share) for the three and six months ended June 30, 1995 and 1996, respectively.

The number of shares used in calculating earnings per share increased from 5,235,040 to 5,309,963 in the three month comparative period, and decreased from 5,222,115 to 4,964,318 in the six month comparative period. The increase in shares in the three month period resulted primarily from the dilutive effect of additional options and the change in share price. The decrease in shares in the six month period resulted from excluding the anti-dilutive effect of options on net loss per share.

Liquidity and Capital Resources

The Company has financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and equipment leases.

At June 30, 1996, the Company had cash and cash equivalents aggregating $180,000 compared to $356,000 at December 31, 1995, reflecting the cash used in operating and investing activities offset partially by cash provided by financing activities.

Net cash used in operations during the first half of 1996 was $871,000 compared to $1,265,000 of cash provided for the six months ended June 30, 1995. The change was principally attributable to lower net income, lower accrued income taxes, accrued expenses and unearned revenue, and higher inventory in anticipation of pending shipments, partially offset by a lower increase in accounts receivable.

Net cash used in investing activities decreased from $2,408,000 and $1,148,000 for the six months ended June 30, 1995 and 1996, respectively. Usage of cash in 1996 decreased primarily as a result of there being no capitalization of software development costs and no acquisition related earn-out payments in 1996.

Net cash provided by financing activities increased from $658,000 to $1,865,000 for the six months ended June 30, 1995 and 1996, respectively. The amounts reflect additional borrowings of $750,000 and $1,800,000 against the revolving credit facility in the respective periods.

At June 30, 1996, the Company had a multi-year unsecured $5,000,000 revolving credit facility with a commercial bank (expires May 1, 1997) under which $750,000 and $4,000,000 was outstanding at June 30, 1995 and 1996, respectively. The credit facility may be used for working capital or acquisitions. Borrowings under this facility bear interest at a rate equal to the lower of the bank's prime rate less 0.5% or the Eurodollar rate plus 1.25%.

The Company believes that its current cash and short-term investment resources, cash generated from operations and the availability under its line of credit will be sufficient to fund the Company's operations and expected capital expenditures for the current year, except to the extent that additional financing may be required for the Company to consummate any material business acquisitions.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on June 11, 1996 at which the following matters were brought before and voted upon by the shareholders.

         1. The election of the following individuals to the Board of Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are elected and have been qualified:

                                            For            Abstain
                                            ---            -------

          R. Nim Evatt                   3,245,914         230,799
          Robert L. Leon                 3,463,674          13,039
          Richard J. Defieux             3,463,674          13,039
          John A. Hinds                  3,463,674          13,039
          James D. Rosener               3,253,845         222,868

         2. To ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended December 31, 1996:

              For                  Against              Abstain
              ---                  -------              -------

           3,460,610                9,450                6,653


Item 6.  Exhibits and Reports on Form 8-K

    1.   Exhibit 11 - Earnings Per Share Calculation

    2.   No reports on Form 8-K were filed during the quarter ended
         June 30, 1996.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1996




                                       LIBERTY TECHNOLOGIES, INC.
                                       (Registrant)




                                       /s/ R. Nim Evatt
                                       --------------------------------------
                                       R. Nim Evatt, President and
                                       Chief Executive Officer





                                       /s/ Daniel G. Clare
                                       --------------------------------------
                                       Daniel G. Clare, V.P. Finance and
                                       Chief Financial Officer (principal
                                       financial and accounting officer)

                                  EXHIBIT INDEX




                                                             Sequentially
Exhibit                                                      Numbered Page
Number                                                       Number
- ------                                                       ------





 11             Earnings Per Share Calculation                   13

Exhibit 11

                           Liberty Technologies, Inc.
                         Earnings Per Share Calculation

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                                     --------                           --------
                                                1996          1995                1996             1995
                                                ----          ----                ----             ----

Net income (loss)                          $  102,000      $   655,000        $   (22,000)      $   849,000

Weighted average shares outstanding         4,973,925        4,939,948          4,964,318         4,936,892
Dilutive effect of outstanding
    options and warrants, net of
    tax benefit                               336,038          295,092                 --           285,223
                                           ----------      -----------        -----------       -----------
Shares used in computing earnings
    per share                               5,309,963        5,235,040          4,964,318         5,222,115
                                           ==========      ===========        ===========       ===========
Earnings per share (primary and
    fully diluted)                              $0.02            $0.13              $0.00             $0.16
                                           ==========      ===========        ===========       ===========