Form 10-Q
period 1996-09-30
LIBERTY TECHNOLOGIES INC
filed 1996-11-14
CIK 897730

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  September 30, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________

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




                 ---------------------------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                 ---------------------------------------------
                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)

                 ---------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.   YES  |X|    NO  ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                      Shares Outstanding at November 14, 1996
 ------------------             --------------------------------------------
   Common Stock                                  4,989,915



================================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I. FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements:                             Page No.

         Consolidated Statements of Income (unaudited)
           Three months and nine months ended
           September 30, 1996 and 1995................................    3

         Consolidated Balance Sheets (unaudited)
           September 30, 1996 and December 31, 1995...................    4

         Consolidated Statements of Cash Flows (unaudited)
           Nine months ended September 30, 1996 and 1995..............    5

         Notes to Consolidated Financial Statements...................    6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................    7


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K..............................   10


        Signatures....................................................   11


        Exhibit Index ................................................   12


        Exhibit - Earnings Per Share Calculation......................   13

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                           Liberty Technologies, Inc.
                        Consolidated Statements of Income
                  (In thousands, except per share information)

                                                                        Unaudited                    Unaudited
                                                                  ------------------------      ------------------------
                                                                    For the three months           For the nine months
                                                                    ended September 30,            ended September 30,
                                                                      1996        1995             1996         1995
                                                                  -----------------------       ------------------------
  Revenues
     Product                                                      $  2,231       $  2,235       $  8,175       $  8,454
     Service                                                         5,119          5,347         17,527         20,324
                                                                  --------       --------       --------       --------
                                                                     7,350          7,582         25,702         28,778

 Cost of revenues
     Product                                                         1,098          1,158          3,125          3,489
     Service                                                         3,559          3,530         11,309         13,262
                                                                  --------       --------       --------       --------
                                                                     4,657          4,688         14,434         16,751

      Gross profit                                                   2,693          2,894         11,268         12,027

  Operating expenses                                                 5,053          3,554         13,493         11,327
                                                                  --------       --------       --------       --------
      Operating income (loss)                                       (2,360)          (660)        (2,225)           700

  Net interest expense                                                 (66)            (2)          (137)           (12)
  Other income (expense)                                                 8                             8
                                                                  --------       --------       --------       --------
      Income before income taxes                                    (2,418)          (662)        (2,354)           688


  Income tax expense (benefit)                                        (668)          (248)          (645)           252
                                                                  --------       --------       --------       --------

      Income (loss) after taxes and before minority interest        (1,750)          (414)        (1,709)           436

  Minority interest in earnings (loss) of Joint Venture                (83)          --              (16)          --
                                                                  --------       --------       --------       --------

Net income (loss)                                                 $ (1,667)      $   (414)      $ (1,693)      $    436
                                                                  ========       ========       ========       ========


Earnings (loss) per share                                         ($  0.33)      ($  0.08)      ($  0.34)      $   0.08
                                                                  ========       ========       ========       ========

Shares used in computing earnings (loss) per share                   4,978          4,951          4,969          5,214
                                                                  ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)


                                ASSETS                      September 30,    December 31,
                                ------                          1996            1995
                                                                ----            ----

Current assets:
    Cash and cash equivalents ...........................      $    383       $    356
    Accounts receivable, net ............................         7,978          9,050
    Inventories .........................................         3,540          2,075
    Deferred income taxes
                                                                  1,360            730
    Prepaid income taxes ................................           294            319
    Prepaid expenses and other ..........................           272            377
                                                               --------       --------
              Total current assets ......................        13,827         12,907

Property and equipment, net .............................         3,989          3,890


Goodwill, net ...........................................         5,036          5,325

Other assets ............................................         1,933          1,681
                                                               --------       --------
                                                               $ 24,785       $ 23,803
                                                               ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 -----------------------------------

Current liabilities:
    Line of credit ......................................      $  4,665       $  2,200
    Current maturities of long-term debt ................            33             92
    Accounts payable ....................................         2,846          2,277
    Accrued compensation and benefits ...................         1,767          1,361
    Unearned revenue ....................................            30            340
    Corporate taxes payable .............................            63            196
    Other accrued expenses
                                                                    233            668
                                                               --------       --------
              Total current liabilities .................         9,637          7,134
                                                               --------       --------
Long-term debt ..........................................           256            259
                                                               --------       --------
Minority interest .......................................            69           --
                                                               --------       --------

Shareholders' equity:
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,018,987 and 5,003,362 shares issued,
       and 4,985,165 and 4,957,151 outstanding ..........            50             50
    Additional paid-in capital ..........................        17,252         17,195
    Accumulated deficit .................................        (2,298)          (606)
    Treasury stock at cost...............................          (173)          (237)
    Cumulative translation adjustment ...................            (8)             8
                                                               --------       --------
              Total shareholders' equity ................        14,823         16,410
                                                               --------       --------
                                                               $ 24,785       $ 23,803
                                                               ========       ========


        The accompanying notes are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                 Unaudited
                                                          -------------------------
                                                          For the nine months ended
                                                               September 30,
                                                              1996       1995
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $(1,693)   $   436
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities -
    Depreciation and amortization                              1,437      1,827
    Deferred income taxes                                       (640)       (32)
    Minority interest in income of Joint Venture                 (16)      --
  Change in assets and liabilities
    (Increase) decrease in accounts receivable                 1,072       (796)
    (Increase) decrease in inventories                        (1,465)        40
    Decrease in prepaid expense and other current assets         130        465
    (Increase) in other assets                                    (5)       (55)
    Increase in accounts payable                                 570        533
    (Decrease) in accrued income taxes                          (133)       (38)
    (Decrease) in other accrued expenses                         (19)      (316)
    (Decrease) in unearned revenue                              (310)       (50)
                                                             -------    -------
       Net cash provided by (used in) operating activities    (1,072)     2,014
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (1,196)    (1,309)
  Purchases of licenses                                         (100)      --
  Patent costs                                                  (199)      --
  Sale of assets                                                --          100
  Capitalization of software development costs                  --       (1,409)
  Payment for purchase of business                              --         (500)
  Other                                                         --           48
                                                             -------    -------
       Net cash used in investing activities                  (1,495)    (3,070)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                             2,465        150
  Additional long-term lease agreement                          --           25
  Payments of long-term debt                                     (62)      (159)
  Proceeds from employee stock purchase plan                      53         57
  Exercise of options and warrants                                67         16
  Investment from minority shareholder in joint venture           85       --
                                                             -------    -------
       Net cash provided by financing activities               2,608         89
                                                             -------    -------

  Effect of foreign exchange rate changes on cash                (14)      --
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents              27       (967)

Cash and cash equivalents, beginning of period                   356      1,083
                                                             -------    -------

Cash and cash equivalents, end of period                     $   383    $   116
                                                             =======    =======


        The accompanying notes are an integral part of these statements.



Item 1 -- Financial Statements -- Cont'd.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     Inventories are summarized as follows:

                                    September 30, 1996       December 31, 1995
                                    ------------------       -----------------
             Raw materials             $     2,860,000        $      1,687,000
             Finished goods                    680,000                 388,000
                                       ---------------        ----------------
                                       $     3,540,000        $      2,075,000
                                       ---------------        ----------------
                                       ---------------        ----------------
3. Cash payment of income taxes for the nine months ended September 30, 1996 and 1995 were approximately $94,000 and $40,000, respectively. Interest paid in the nine months ended September 30, 1996 and 1995 was $81,000 and $34,000, respectively.

4. Liberty M.P., S.A.S. (LMP) commenced operations in January 1996. This joint venture, of which the Company has a 51% ownership interest, was formed with Electricite de France for the sale of products and services within the European Union. LMP had revenues of $157,000 and $1,712,000 for the three and nine months ended September 30, 1996, respectively.

5. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, if any, which consist of stock options. Net income (loss) per share assuming full dilution is based upon an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average within the respective period.

6. Certain reclassifications have been made to the 1995 financial statements to conform to 1996 presentations.

LIBERTY TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995:

Total Revenues. For both the three and nine month comparative periods ended September 30, 1995 and 1996, total revenues decreased from $7,582,000 to $7,350,000, and from $28,778,000 to $25,702,000, respectively.

Service revenues decreased from $20,324,000 to $17,527,000, or 14%, for the nine months ended September 30, 1995 and 1996, respectively, principally as a result of continued lower U.S. nuclear service sales as customers reduced the scope and duration of their maintenance outages. This decrease was partially offset by improved industrial service sales.

Product revenues decreased during the comparative nine month periods from $8,454,000 to $8,175,000, or 3%, as a result of lower condition monitoring products into the domestic nuclear and industrial markets. This was partially offset by stronger international revenues and first year sales of RADView(TM).

Cost of Revenues. For the three and nine month comparative periods, cost of revenues decreased from $4,688,000 to $4,657,000, and $16,751,000 to
$14,434,000, respectively, as a result of lower sales volume. As a percentage of total revenues, cost of revenues increased from 62% to 63% for the three month comparative periods and decreased from 58% to 56% for the nine month comparative periods.

Gross Profit. Gross profit decreased from $2,894,000 to $2,693,000 and $12,027,000 to $11,268,000 for the three and nine month periods ended September 30, 1995 and 1996, respectively.

As a percentage of total revenues, gross profit decreased from 38% to 37% for the three month comparable period and increased from 42% to 44% for the nine month comparable period. Gross profit margin will vary from quarter to quarter as a result of volume and mix of service versus product revenues and the mix of product sales.

In accordance with SFAS No. 86, the Company capitalized software development costs through 1995. Amortization related to these costs was $200,000 and $408,000 for the three and nine month periods ended September 30, 1995, respectively. The Company wrote-off the balance of capitalized software development costs at the end of 1995 and has no such amortization in 1996.

Excluding the impact of the amortization of software development costs for the three and nine month periods ended September 30, 1995, as a percentage of total revenues, gross profit decreased from 41% to 37% for the comparable three month periods and increased from 43% to 44% for the comparable nine month periods.

Operating Expenses. Operating expenses increased 42%, from $3,554,000 to $5,052,000 and 19%, from $11,327,000 to $13,493,000, respectively, for the three and nine month periods ended September 30, 1995 and 1996. As a percentage of total revenues, operating expenses increased from 47% to 69% and from 39% to 52%, respectively, for the comparable three and nine month periods.

As mentioned above in the discussion of Gross Profit, capitalized software development costs were written off at the end of 1995 and the Company has not capitalized any additional software development costs in 1996. For the three and nine month periods ending September 30, 1995 the Company capitalized software development costs of $484,000 and $1,409,000, respectively.

Excluding the impact of software development costs capitalized for the three and nine month periods ended September 30, 1995, operating expenses increased 25%, from $4,038,000 to $5,052,000, and 6%, from $12,736,000 to $13,493,000 for the three and nine months ended September 30, 1995 and 1996, respectively, due to increasing indirect expenses related to RADView and sales and marketing.

Interest Expense. Net interest expense increased from $13,000 to $66,000 for the nine months ended September 30, 1995 and 1996, respectively, as a result of substantially higher borrowings against the Company's line of credit facility during 1996.

Income Taxes. The Company's effective income tax rate decreased from 37% for the nine months ended September 30, 1995 to 27% for the nine months ended September 30, 1996.

The Company had an income tax benefit of $645,000 for 1996 compared to income tax expense of $252,000 in 1995. The net tax benefit in 1996 was the result of the federal income tax benefit from the consolidated losses being greater than the state income tax expense which resulted from taxable income in certain states of certain of the Company's subsidiaries.

Net Income. Net loss increased from $412,000 ($.08 per share) to $1,667,000 ($.33 per share) for the three months ended September 30, 1995 and 1996, respectively. Net income for the nine month period ended September 30, 1995 was $448,000 ($.08 per share) compared to net loss of $1,693,000 ($.34 per share) for the nine month period ended September 30, 1996.

The number of shares used in calculating earnings per share increased from 4,951,000 to 4,978,000 in the three month comparative period, and decreased from 5,214,000 to 4,969,000 in the nine month comparative period. The decrease in shares in the nine month period resulted from excluding the anti-dilutive effect of options on net loss per share.

Liquidity and Capital Resources

The Company has historically financed its working capital requirements and capital expenditures through cash flows generated from operations, bank debt, sale of common stock and equipment leases.

At September 30, 1996, the Company had cash and cash equivalents aggregating $383,000 compared to $356,000 at December 31, 1995, reflecting the cash used in operating and investing activities offset partially by cash provided by financing activities.

Net cash used in operations during the nine months ended September 30, 1996 was $1,072,000 compared to $2,014,000 of cash provided for the nine months ended September 30, 1995. The change was principally attributable a net loss instead of a net income, a decrease in unearned revenue, and higher inventory in anticipation of pending shipments, partially offset by a decrease in accounts receivable.

Net cash used in investing activities decreased from $3,070,000 and $1,495,000 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1996. Usage of cash in 1996 decreased primarily as a result of there being no capitalization of software development costs and no acquisition related earn-out payments in 1996.

Net cash provided by financing activities increased from $89,000 to $2,608,000 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1996. The amounts reflect additional borrowings of $150,000 and $2,465,000 against the revolving credit facility in the respective periods.

During the quarter ended September 30, 1996 the Company increased its maximum availability on its revolving credit facility with a commercial bank from $5,000,000 to $7,500,000, of which $2,500,000 expires on March 1, 1997. The remainder expires May 1, 1997. The balance outstanding was $150,000 and $4,665,000 at September 30, 1995 and 1996, respectively. The credit facility may be used for working capital or acquisitions. Borrowings under this facility bear interest at a rate equal to the lower of the bank's prime rate less 0.5% or the Eurodollar rate plus 1.25%.

The Company believes that its current cash and short-term investment resources, cash generated from operations and the availability under its line of credit will be sufficient to fund the Company's operations and expected capital expenditures for the current year. Additional financing may be required for the Company to consummate any material business acquisitions. During 1997 the Company expects to continue to require availability on its credit facility at the current maximum, which will require renewal, extension, or replacement of the current $7,500,000 facility.

PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

    1.   Exhibit 11 - Earnings Per Share Calculation

    2. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 1996




                                             LIBERTY TECHNOLOGIES, INC.
                                             (Registrant)




                                             /s/ R. Nim Evatt
                                             -----------------------------------
                                             R. Nim Evatt, President and
                                             Chief Executive Officer





                                             /s/ Daniel G. Clare
                                             -----------------------------------
                                             Daniel G. Clare, V.P. Finance and
                                             Chief Financial Officer (principal
                                             financial and accounting officer)

                                  EXHIBIT INDEX




                                                              Sequentially
Exhibit                                                       Numbered Page
Number                                                        Number
------                                                        ------





11              Earnings Per Share Calculation                     13