Form 10-K
period 1996-12-31
LIBERTY TECHNOLOGIES INC
filed 1997-04-15
CIK 897730

================================================================================

                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)
[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996

                                             or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to _____________

                         Commission file number 0-21274

                             ----------------------

                           LIBERTY TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                 23-2295708
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

        555 North Lane, Lee Park                           19428
       Conshohocken, Pennsylvania                        (Zip Code)
  (Address of principal executive offices)

                                 (610) 834-0330
                         (Registrant's telephone number,
                              including area code)
             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                     Common Stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of April 7, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the NASDAQ National Market was $14,997,348 (4,999,216 shares outstanding at a closing price of $3.00 per share).

      As of April 7, 1997, the registrant had 4,999,216 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      The registrant's Proxy Statement for the Annual Meeting of Shareholders on June 10, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================
                               Page 1 of 447 Pages
                            Exhibit Index at Page 50

                               INDEX TO FORM 10-K
                           LIBERTY TECHNOLOGIES, INC.

                                                                         Page
                                                                      References

PART I

ITEM 1.  BUSINESS ........................................................3

ITEM 2.  PROPERTIES......................................................16

ITEM 3.  LEGAL PROCEEDINGS...............................................17

ITEM 4.  SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS.......................................17


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.............................................18

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE........................................25


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............26

ITEM 11. EXECUTIVE COMPENSATION..........................................27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................27


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.............................................28

                                     PART I

ITEM 1.  BUSINESS

      Liberty Technologies, Inc. ("Liberty" or the "Company"), founded in 1984, develops, manufactures, markets and sells diagnostic, condition monitoring and nondestructive evaluation systems and provides related services to customers in the worldwide power, process and industrial markets. Liberty's products and services are designed to reduce operating and maintenance costs and increase efficiency, reliability and safety of plant operation. The Company has established certain strategic technical and commercial alliances to advance its business objectives. The Company believes that its focused long-term strategies, and substantial portfolio of products, services and technology provide the foundation from which it may achieve its goals and objectives.

      Liberty has four key business segments to support its mission: (1) performance and condition monitoring products, (2) Liberty Technical Services,
(3) RADView(TM) imaging systems and (4) international business development.

      Liberty's performance and condition monitoring products provide customers with the tools to prevent unplanned downtime, improve asset utilization and increase plant safety. Liberty's proprietary products gather and interpret operating data of valves, turbines, engines, compressors, motors, and certain motor-driven equipment. The products utilize sensors, instruments and proprietary software that capture and log data for trending and analysis.

      Liberty Technical Services provides comprehensive nondestructive and dynamic testing services for customers in the power, chemical, paper, petroleum and construction industries. Dynamic testing services are provided for many plant components, including valves, compressors, turbines, engines, motors and motor-driven equipment. Nondestructive evaluation services include special applications of visual inspection, ultrasonic, radiographic, dye penetrant, eddy current, and magnetic particle technologies. Special services include process safety management support, plant inspection, computerized reporting, and training in nondestructive testing.

      RADView imaging systems concentrates exclusively on the production and sale of the Company's RADView Digital Radiography product line. The Company believes that RADView represents the future of industrial radiography and that its technology offers significant advancements beyond the scope of conventional industrial radiography, enabling faster, more accurate, lower cost and safer methods for acquiring and analyzing radiographic information. During 1995, Liberty released the first phase, the Film Digitizer and Workstation, which converts existing radiographic film to a digital format. The second phase, Filmless Radiography, which replaces conventional film with reusable phosphor screens, was released in 1996. The Imaging Systems Division focuses on marketing to customers in the power, process and aerospace industries.

      In December 1995, the Company formed a joint venture company, Liberty Maintenance Predictive, S.A.S. ("Liberty M.P."), with French-owned Electricite de France ("EdF"), the largest utility in the world. Liberty M.P. provides predictive maintenance products and related services critical to the safe, reliable operation of electric power and industrial plants in the European Union. In 1996, Liberty developed several business alliances for Europe, Scandinavia, the United Kingdom, and the Far East. Liberty intends to continue to establish business alliances, joint ventures and partnerships in various locations around the world where appropriate to meet its business objectives.

Market Overview

      The Company believes that increased demands for improved productivity, reliability, safety and environmental compliance in various process industries will continue to lead to a growing market for diagnostic products and services specifically designed for predictive maintenance. The Company also believes that the international nuclear power and process markets will develop using the Company's diagnostic products.

      Increasing regulatory requirements, operation and maintenance costs, and global competition have led to intensified efforts by companies to improve the productivity, reliability and safety of their production facilities. Unplanned production shutdowns can have particularly severe economic consequences in process industries, which are characterized by continuous facility operation. In addition, concern about environmental damage and worker health is increasing attention to the safety of industrial plants where dangerous accidents can occur if critical or safety-related equipment fails to perform according to design.

      Maintenance practices have evolved from reactive to preventive and more recently, to predictive maintenance. Previously, repairs or refurbishments were reactive, typically in response to plant equipment failure. This approach gave way to preventive maintenance where components were serviced on a scheduled basis. While this approach offered some improvements, it often resulted in the rebuilding of good components while problem components remained. New management practices focus on monitoring the condition of equipment through inspection and predictive maintenance in order to minimize downtime, reduce maintenance costs and improve asset utilization. An important element of these efforts is the diagnostic testing of critical production and safety-related equipment such as valves, turbines, motors, engines, motor-driven systems, and compressors. These practices require more accurate and cost-effective technologies, systems and procedures, such as those offered by the Company to predict, detect and avoid problems with critical equipment before failures lead to costly plant outages or hazardous situations.

      Concern for reliability and safety in the U.S. nuclear power industry prohibits capacity expansion and therefore requires utilities to make significant capital investments to maintain existing plants. In addition, U.S. regulatory requirements have increased over time, particularly with respect to safety-related equipment, where diagnostic testing is used to verify equipment operability. Presently, international requirements for the testing of safety-related equipment are generally less stringent than in the United States. The Company believes, however, that increasing corporate, government and public pressure to maintain high levels of reliability and safety in the approximately 300 nuclear power plants located outside the United States will lead to increased diagnostic testing for these plants as well. The Company believes that similar concerns in various other process industries are leading operators to commit resources to ensure the reliable and safe operation of their facilities, and that the purchase and use of diagnostic testing systems will be driven by increased awareness of the cost effectiveness of predictive maintenance practices.

      The demands for productivity, reliability, and compliance have expanded the market for non-destructive testing evaluation equipment and services (NDE). In turn, the NDE industry is demanding more advanced and efficient equipment. One emerging trend is the replacement of film-based radiography with filmless radiography. Filmless radiography utilizes non-hazardous, reusable phosphor screens to more efficiently capture and store images in a digital format which allows images to be transmitted for viewing around the world while eliminating hazardous waste disposal issues. The trend towards filmless radiography is expected to accelerate as industries continue to move to paperless documentation systems. Target areas where radiography is practiced are the aerospace, power, process, defense, automotive, electrical and electronics, forging and casting industries.

      The trend towards outsourcing in many industries creates demand for subcontracting much of the NDE work to service companies. These service companies, such as Liberty Technical Services, have the specialized knowledge and access to labor which enables them to efficiently perform this work. Inspections of fixed assets in process plants are performed on a routine basis to prevent equipment failure and to ensure compliance with safety and environmental regulations.

 Strategy

      Liberty provides cost-effective, technologically advanced diagnostic, condition monitoring and nondestructive evaluation products and services for industries worldwide. The Company has three concurrent strategies to support its mission:

o  Develop value-added products and services
o  Expand Liberty's presence world-wide
o  Emphasize solutions-oriented customer service.

      Develop value-added products and services. Liberty develops software intensive products and diagnostic services in response to existing and to rapidly growing needs for diagnostic, condition monitoring and nondestructive evaluation in the power and process industries. Technologies being sold and developed are protected by over 60 Company-owned or licensed U.S. and foreign patents. The Company intends to continue devoting substantial resources to engineering and product development in order to enhance its proprietary technological capabilities. The Company continually strives to improve the functionality, cost effectiveness, and ease of use of its diagnostic systems.

      Expand Liberty's presence worldwide. The Company seeks to expand its presence internationally by establishing joint ventures and marketing alliances in the North American, European and Asian markets. The Company also intends to establish sales, marketing and production facilities outside the United States to the extent deemed warranted to achieve the Company's business objectives. The Company's efforts to sell its products and services internationally is based on its belief that growing concern for reliability and safety will lead to increased interest in predictive maintenance and adoption of diagnostic testing standards by power and process plant operators.

      Emphasize solutions-oriented customer service. Liberty Technical Services provides asset management for our clients utilizing M-Health(TM), PRISM(R), RADView, and other nondestructive and condition monitoring testing technologies. As Liberty develops new products, it works closely with customers who provide valuable feedback by sharing ideas, developing and testing prototypes and analyzing performance. The Company augments the resulting products with training, consulting, application, and implementation services. Liberty believes that product reputation and customer relationships play a significant role in vendor selection. It also believes that market acceptance of new products and product extensions is enhanced by close cooperation and engineering relationships between the Company and its customers.

Acquisitions

         As part of the Company's strategic direction to extend its marketing reach to industries worldwide, the Company has made, and will continue to seek, when consistent with its business objectives, acquisitions that will position the Company for sustainable, long-term growth. The acquisitions outlined below have enlarged the Company's product and service portfolio and significantly improved access to various industries for its full range of products and services.

      In August 1994, the Company acquired Beta Monitors & Controls Ltd. (Beta), a Canadian-based company, whose proprietary systems analyze the mechanical condition, performance, and vibration characteristics of engines, compressors, motors, turbines, and industrial processes. Beta's systems include sensors and probes, signal processors and proprietary software that capture and log data for trending and analysis. The Company's acquisition of Beta created marketing opportunities in the hydrocarbon and other process industries where Beta has long-standing customer relationships.

      In March 1994, the Company acquired Charleston, SC based Industrial NDT Company, a supplier of nondestructive testing services in the industrial market. This acquisition's services utilize visual inspection, ultrasonic, radiographic, dye penetrant and magnetic particle technologies to inspect equipment, such as pressure vessels, above-ground storage tanks, pipelines, boilers and weldments. Special services include process safety management, plant inspection, computerized reporting, and training in nondestructive testing.

      In February 1993, the Company expanded its direct services and training capabilities through its acquisition of Boggs Technical Services, Inc., a supplier of valve testing, repair, diagnostic services and personnel training.

Strategic Alliances

      The Company has entered into agreements with, and continues to seek, strategic partners to support product development and the sales and marketing of diagnostic systems and services. The following describes the Company's current strategic alliances:

      Kodak. In December 1996, Liberty MP signed an agreement with Kodak to distribute RADView into the French market.

      Sentinel/Amersham. In June 1996, Liberty entered into an agreement with Sentinel, the non-destructive test equipment business of Amersham International, to introduce RADView digital and filmless radiography to the United Kingdom, German, and Benelux markets.

      Groner Offshore I&M AS; Groner STK, Carl Bro. In May, 1996 Liberty signed an agreement with these three leading inspection and condition monitoring companies to offer the complete range of Liberty's diagnostic products and services to the Scandinavian market.

      Electricite de France. In December 1995, Liberty and EdF formed a joint venture company, Liberty M.P. to expand the Company's presence in the European power and process markets. Liberty M.P., with headquarters near Paris, France, provides predictive maintenance products and related services critical to the safe, reliable operation of electric power and industrial plants in the European Union. Liberty M.P. utilizes technologies developed by both Liberty Technologies and EdF. EdF is the largest utility in the world. In 1993 Liberty and EdF signed a joint development agreement with respect to the commercialization of the Company's STARS(R) Acoustic Blade Monitor, for monitoring blades in large, low-pressure turbines.

      Framatome S.A. In March 1995, the Company entered into a 5-year non-exclusive license which allows Framatome S.A. to provide VOTES services in Spain. In January 1996, the two companies entered into a 5-year non-exclusive license which allows Framatome S.A. to sell the Company's VOTES product and provide related services to Electricite de France.

      Asea Brown Boveri. In June 1994, the Company entered into a five-year exclusive license agreement with Asea Brown Boveri (ABB) Combustion Engineering Nuclear Operations which allows the Company to provide ABB's AirCEt(TM) Air Operated Valve diagnostic system and AirCEt related services to power and process customers worldwide. Concurrently, the Company granted ABB a non-exclusive license to provide Liberty's Valve Operation Test and Evaluation System (VOTES(R)) products and services in Russia and the Ukraine.

      Quantex Corporation. In June 1994, Liberty entered into a ten-year exclusive worldwide licensing agreement (with a 10-year option) with Quantex Corporation of Rockville, Maryland that allows Liberty to manufacture, use and sell electron radiographic imaging technology developed by Quantex in non-bone and tissue applications. This technology, protected by 38 patents, replaces conventional film radiography with electron transfer methods to be used for nondestructive testing in the industrial field.

      Framatome Technologies, Inc. Since August 1988, Framatome Technologies, Inc. (formerly Babcock and Wilcox Nuclear Services, a subsidiary of Framatome S.A.) has been granted the right to provide training and field service support for VOTES in the United States and Canadian nuclear power industries.


Products and Services Currently Offered

      By combining advanced diagnostic technologies with comprehensive software analysis, Liberty's products and services assist plant operators in various industries in preventing unplanned downtime, improve asset utilization and increase plant safety. Liberty's proprietary products monitor machinery condition and performance by gathering and interpreting operating data of valves, turbines, engines, compressors, motors, and motor-driven equipment. The Company's computed radiography products and services improve upon cost and safety as compared to conventional radiography.

      In addition to product sales, the Company provides sensors, accessories, hardware and software upgrades, and offers field services and training to its customers. The Company also performs specialized diagnostic and consulting services as part of customers' periodic predictive maintenance programs. The following table outlines the products and services currently offered by the
Company:


Products                            Initially Sold             Applications

AirCEt(TM)                               1994                  Data acquisition system for air operated valves

BETA-LINK(TM)                            1995                  Gathers and transmits data using radio telemetry
                                                               simplifying data collection

BETA-TRAP(TM)                            1982                  Evaluates peak firing pressures and consistency
                                                               among combustion engine cylinders

DATA-TRAP(R)                             1983                  Vibration-based condition monitoring and analysis
                                                               for all classes of rotating equipment


DIESEL-TRAP(TM)                          1994                  Analysis and condition monitoring for diesel
                                                               engines

FOUDRE                                   1996                  Acoustic valve leak detection instrument

M-HEALTH(TM)                             1988                  Plant-wide machinery data collection and analysis
                                                               system for condition monitoring and predictive
                                                               maintenance

Motor Nalysis Software                   1996                  Database management and analysis software for
                                                               motor instruments

Motor Performance Analyzer               1996                  Instrument automatically detects early stage
                                                               problems in electric motors

Motor Power Monitor(R)                   1993                  Detects early-stage problems in motors and
                                                               motor-driven equipment

Packing 'nForcer(R)                      1993                  Measurement of valve stem packing force

PERFORM(TM)                              1995                  Compressor operating efficiency optimization system

PRISM(TM)dms                             1994                  Comprehensive mechanical integrity support
                                                               software system

Quarter Turn(TM)                         1993                  Quarter turn valve diagnostic system

QuickCheck II(R)                         1995                  Check valve testing system

RADView(TM)Film Digitizer and
  Workstation                            1995                  Converts existing radiographic film records to a
                                                               digital format and offers improved records
                                                               management and image analysis

RADView(TM) Filmless
  Radiography                            1996                  Industrial Radiography system uses reusable
                                                               phosphor screens instead of radiographic films

RECIP-TRAP(R)                            1985                  Analyzes performance and health of
                                                               reciprocating compressors and engines

RECIP-TRAP 9240                          1997                  Multi-channel real time analyzer for engines
                                                               and compressors

RECIP-TRAP/Online(TM)                    1995                  Monitors reciprocating machinery on line,
                                                               multiple machines, networks data

Rt Win                                   1996                  Microsoft Windows based analysis software
                                                               for Recip-Trap and Recip-Trap 9240

Valve Vision                             1996                  Control valve testing instrument

VOTES(R) 100E                            1996                  Compact version of Votes for motor
                                                               operated valve diagnostics

VOTES(R) for Windows                     1995                  Advanced valve analysis software product

VOTES(R) Systems, Sensors and
  Accessories                            1988                  Motor operated valve diagnostic testing


Services

Customer Service and Applications        1979(1)               Sales, service and calibration of the Company's
Engineering                                                    products plus customer training and other
                                                               technical services.





Liberty Technical Services               1968(2)               Nondestructive Testing Services include visual
                                                               inspection, ultrasonic, radiographic, dye
                                                               penetrant, magnetic particle technologies and
                                                               special services.

Liberty Technical Services               1993                  Dynamic testing includes diagnostics of critical
                                                               plant equipment in power and process facilities

--------------------
(1) Customer Service and Applications Engineering Services supplied originally by Beta, acquired by the Company in August 1994.

(2) Nondestructive Testing Services provided originally by INDT, acquired by Liberty in March 1994.


Products

      AirCEt(TM). The AirCEt system provides the ability to track, quantify and evaluate up to sixteen air operated valve functional inputs measured over real time. AirCEt is non-intrusive and can be used with any type air operated or hydraulically operated valve. The system enables set-up, bench marking and troubleshooting. This product is sold under an exclusive world-wide license from Asea Brown Boveri (ABB).

      BETA-LINK(TM). Many proprietary products developed by the Company monitor the condition of reciprocating and rotating engines and compressors. The BETA-LINK simplifies data collection and eliminates the need to use a flywheel marker data cable. It uses radio telemetry to transmit the signal from the flywheel to a receiver attached to the engine analyzer.

      BETA-TRAP(TM). BETA-TRAP is a portable instrument used to evaluate peak firing pressures and combustion across combustion engine cylinders. BETA-TRAP accommodates four engines, each with up to 20 cylinders. The system handles any internal combustion engine with indicator pressure valves. It records date and time from an internal clock and continuously samples pressures. BETA-TRAP displays statistics based on numerous peak firing pressures.

      DATA-TRAP(R). DATA-TRAP is a portable vibration-based condition monitoring instrument that can be used for all classes of rotating equipment. Features include a user-friendly design with eight push buttons and menu-driven software. Automatic anomaly detection is enabled through fixed alarms, percentage changes, statistical analysis and changes in spectrum components.

      DIESEL-TRAP(TM). DIESEL-TRAP is a portable instrument that uses computerized analysis, including baseline and trending, to determine diesel engine performance, analyze power cylinder output, timing of injection and combustion and deviations among cylinders. Pressure and vibration data are displayed simultaneously on the computer screen with an animated piston to see how the graphs relate to actual piston motion.

      Foudre. Foudre is a portable, non-intrusive diagnostic instrument for the detection of leaks in all types of valves. The system utilizes acoustics, vibration sensors, and signal processing to test the valve while in use. Foudre technology is licensed from Electricite de France.

      M-HEALTH(TM). M-HEALTH collects plant-wide machinery data and converts it into meaningful information for engineering, maintenance, operations and managerial purposes. Graphing and reporting functions enable efficiency calculations, normalized trending and future events. The system extracts essential data from control systems either on-line or with Liberty's portable MICRO-TRAP(TM) data collector for timely detection of degraded conditions.

      MotorNalysis(TM). MotorNalysis supports the Motor Performance Analyzer
(MPA) and Motor Performance Tracker (scheduled for release in 1997) products. It provides tools for waveform analysis and motor comparisons. Features include data management capabilities and communications features to enable remote monitoring.

      Motor Performance Analyzer(TM) (MPA). MPA is a portable diagnostic instrument that provides information on the health and operating efficiencies of induction poly-phase motors as they operate. MPA has integrated auto-analysis software to present diagnostic information in easy to understand reports to minimize user training.

      Motor Power Monitor(R). Motor Power Monitor is a portable diagnostic instrument designed to reliably detect early-stage mechanical and electrical problems in both motors and motor-driven machines while the equipment is operating. It provides accurate current and voltage measurements and computes motor power and other key variables for multi-phase electric motors. Motor Power Monitor will acquire data either at the motor or at the motor control center where several motors in a plant are controlled. The system provides accurate data useful for real-time motor health diagnostics and trending. The Company believes Motor Power Monitor technology also has broad applications for testing multi-phase motors in industrial process facilities.

      Packing 'nForcer(R). Packing 'nForcer is a portable diagnostic system using Liberty's patented C-clamp sensor technology that measures packing friction force on all types of rising stem valves. Ensuring that packing friction force is in the proper range is the only way to verify that packing bolts are sufficiently tightened to prevent leaks, yet not overly tightened to impair operability or damage the packing. The C-clamp, which temporarily and quickly attaches to the valve stem, has significant competitive advantages over installing labor intensive semi-permanent stem sensors. The Company believes that currently, there is no competing product on the market that can directly measure packing friction forces. This is particularly important in the industries where fugitive emissions are a major environmental issue.

      PERFORM(TM). PERFORM generates parameters and loading curves that accurately represent the performance capabilities of compressors. Analysis of test results produce empirical equations for horsepower and flow capacity. This enables calculations of actual performance over the entire operating range of the unit. The equations are used in control systems, for system models, and to predict operation with mechanical changes such as cylinder boring. Accurate performance curves permit effective use of the available horsepower on each unit and provide a simple method to compare different operating characteristics between units.

      PRISM(TM)dms. The "Process Related Integrity Systems Management" program is a facility-wide equipment management system which helps all types of plants meet OSHA 1910 process safety management requirements. The PRISMdms software streamlines maintenance practices and provides necessary OSHA documentation.

      Quarter Turn(TM). Quarter Turn is an extension of VOTES that measures torque and performs diagnostics on butterfly valves. The system provides data acquisition, signal conditioning, data processing and report generation.

      QuickCheck II(R). QuickCheck II is a fully integrated, portable, software intensive instrument that uses the Company's proprietary technologies to non-intrusively test all common types of check valves. A typical nuclear power plant utilizes approximately 150 safety-related check valves, which use an internal hinge-mounted disk or lift piston to prevent reverse flows in a pipe. QuickCheck II reduces the need for the costly and time consuming valve disassembly to identify needed repairs. The system uses externally mounted accelerometers to detect structure-borne acoustic signals to diagnose metal impacts and rubs, cavitation, disk flutter and back leakage. Additionally, the unit's magnetic subsystem generates and senses a magnetic field within the check valve that is used to determine the position and motion of the disk. QuickCheck II and its technology are covered by three of the Company's U.S. patents.

      RADView(TM) Film Digitizer, Workstation and Software. The RADView Film Digitizer converts existing film records to a digital format which reduces records management costs, prevents information loss, and provides rapid and easy electronic access to NDT records. Digital images are optimized and viewed on a high resolution monitor, permanently archived on optical disks, and can be electronically transmitted for remote viewing and analysis. Analysis software enables dimensional and optical density measurements and features advanced information management capabilities through a SQL database.

      RADView(TM) Filmless Radiography. Industrial radiography is utilized to investigate the internal integrity of welds, castings, pipes, valves, and electronic components. The Company believes that filmless radiography represents the future of industrial radiography and that its technology offers significant advancements beyond the scope of conventional industrial radiography. RADView reduces exposure times and errors; eliminates film waste and expense; eliminates use of hazardous chemicals; manages, transmits and archives images electronically; obtains optical density and dimensional information; and digitally optimizes images to extract more information. This technology is protected by 38 U.S. patents under license by the Company.

      RECIP-TRAP(R) 9220 and 9240. RECIP-TRAP analyzes the mechanical condition, and the operating performance, vibration, IR temperature, pressure and other characteristics of reciprocating compressors and engines. Portable instrumentation and custom software facilitate data collection, diagnostics, trending and historical comparisons. Machinery problems are identified through programmed alarms, percentage changes and statistical analysis. The RECIP-TRAP 9240 was released in March 1997 and provides the capability to collect data simultaneously from multiple channels. The RECIP-TRAP 9220 allows single channel data collection.

      RECIP-TRAP/Online(TM). RECIP-TRAP/Online(TM) continuously monitors reciprocating machinery providing information to optimize availability, increase plant safety and improve maintenance practices. Highly reliable sensors, hardware, and software monitor compressor and engine cylinder pressure, vibration and temperature. Multiple engines and compressors are monitored in one system. Data is passed over a LAN to the central analysis workstation or to the customer's man-machine interface or control system. Data is also accessed over modems and Internet connections for remote site monitoring.

      RT Win. The RT Win Windows-based software is a companion product to the Recip-Trap and Diesel-Trap. The SQL software enables customers to monitor to monitor the performance and condition of reciprocating machinery across multiple plant locations.

      ValveVision(TM). ValveVision is a hand-held device that utilizes a Liberty patented C-clamp sensor to measure the condition of control valves. The unit interfaces via a PCMC/A interface and companion Windows-based software to connect to any notebook personal computer.

      VOTES(R) Systems, Sensors and Accessories. Liberty's Valve Operation Test and Evaluation System (VOTES) is the predominant system in the worldwide nuclear power industry for testing motor-operated valves. VOTES is a fully integrated diagnostic system that provides a comprehensive profile of a plant's motor operated valves, including the condition of the valve's motor, gearing, control, settings, stem, packing, bearings and other components. VOTES contributes to a plant's predictive maintenance program by helping to optimize valve operability, reduce maintenance costs and reduce personnel exposure to hazardous environments. VOTES for Windows analysis software evaluates tests acquired with the VOTES system using a Microsoft Windows(TM) platform offering many advanced diagnostic and data management tools.

      VOTES(R) 100e. The VOTES(R) 100e is an enhancement to the Company's VOTES(R) 100 system.

Services

      Liberty provides nondestructive evaluation services and dynamic testing for critical plant equipment for facilities that rely on outsourcing. The service business provides a channel for Liberty's products into new markets.

      Liberty Technical Services. Testing services are provided for many plant components including valves, pumps, fans, compressors, turbines, engines, motors and motor-driven equipment. Nondestructive evaluation services include visual inspection, ultrasonic, radiographic, dye penetrant, and magnetic particle technologies. Special services include process safety management, plant inspection, computerized reporting and training in nondestructive testing.

      Customer Service and Applications Engineering. Liberty has a full staff of field applications engineers, service technicians, training instructors, and electrical and mechanical design engineers to assist in the sales, service and calibration of the Company's products. Field services, training courses, and calibration and repair services ensure maintenance activities and tests are completed promptly and cost-effectively. Applications and customer service engineers and technicians also respond to customer questions relating to field testing and to calibrate and repair hardware. The Company also offers on-going engineering and technical support and regular software upgrades through annual maintenance contracts. This program allows for customer participation in development programs and includes priority status for customer services, equipment rental and technical consultation.

Products Under Development

      The Company's product development efforts focus on further enhancing the performance and capabilities of its current products as well as on commercializing its technologies for targeted applications in new markets. Liberty maintains close contact with customers thereby providing valuable feedback on product design and ideas for new products and applications to the Company's research and development programs. The Company designs and develops products in Conshohocken, PA and in Calgary, Alberta. The following products are in various stages of development with no assurance that they will be commercialized:

      Easy Torque-Thrust Sensor (ETT) - The Easy Torque Thrust Sensor takes the art out of strain gauging. ETT is quick and simple to install and is adaptable for various stem diameters.

      Motor Performance Tracker(TM) (MPT). MPT is a control panel-mounted electric motor performance and health monitor. It provides continuous data on a motor's rotor, stator, power source, motor shaft speed, torque efficiency and other operating parameters. MPT performs its tests while the motor is in normal operation. There have been two patents awarded and several others pending on this product.

      Motor Power Monitor (MPM) DC Capabilities - Additional capabilities of measuring DC currents and voltages will be added to the current MPM system. This application is needed in boiling water reactors (BWRs) in which many of the motor operated valves are DC controlled.

      PRISM(TM)dms Version 3.0 - This version of the software which supports the mechanical integrity compliance program offered by Liberty Technical Services will incorporate features suggested by our clients. New features of this version include internal code calculations for evaluating system components, along with "smart graphics" which allow the user a visual method of information retrieval.

      RADView(TM) Filmless Radiography - The U.S. Air Force awarded Liberty a $1.2 million contract to utilize Liberty's experience in industrial filmless radiography, signal processing, and other areas of expertise, to develop and produce an enhanced version of RADView to meet Air Force requirements. This effort will result in improved resolution, larger image formats, and implementation of systems at several air bases.

      SAMIR/VOTES(R). A joint development project, SAMIR/VOTES will combine in one product the capabilities of Liberty's VOTES and MPM and Electricite de France's SAMIR. Both are portable motor operated valve diagnostic systems. Upgrade packages will be available for existing VOTES users.

Advanced Research Projects

      In the last five years, Liberty invested an average of 16% of revenues on research and development, a portion of which is devoted to advanced research projects. The Company is investing in knowledge-based diagnostic systems, unique sensors, wavelet transform, algorithm development, data compression, information displays, wireless communications and phosphor imaging technology. As a market leader in certain sensor technologies, the Company intends to maintain its leadership position by continuing development in this area. This research is addressing probe limitations related to environmental conditions and adding intelligent capabilities to the sensors.

Engineering and Product Development

      The Company believes that its future success will depend in large part on its ability to enhance and broaden its existing product lines and to develop new products. Each potential project is screened through four fundamental stages prior to commercialization: (i) market assessment, product requirements and planning; (ii) design; (iii) proto-typing and development; and (iv) testing and validation. Throughout the development process the Product Manager with a multi-disciplinary team of technical and business personnel oversees each major project.

      Expenditures for engineering and product development in fiscal 1996, 1995 and 1994 were approximately $4.7 million, $4.6 million (of which $1.7 million was capitalized software development costs) and $4.8 million (of which $1.7 million was capitalized software development costs), or approximately 13%, 12% and 17% of total revenues, respectively. No software development costs were capitalized in 1996. The decline in engineering and product development costs as a percentage of total revenues from 1994 to 1995 reflected the increase in service revenues. Of such amounts, approximately $4.6 million, $4.5 million and $4.7 million, respectively, were funded by the Company from internally generated sources and approximately $0.2million, $0.1 million and $0.1 million, respectively, were funded by customers of the Company or third parties.

      The dollars spent for engineering and product development expenditures primarily reflects the Company's focus on development of new products and extension of existing product applications. In this regard, although engineering and product development expenditures were relatively flat from 1994 to 1995 to 1996, expenditures on condition monitoring decreased from $4.7 million to $3.8 million to $3.5 million, respectively. During this same period, expenditures on RADView increased from $0.1 million to $0.8 million to $1.2 million, respectively. Investments in 1997 and beyond will vary depending on product development plans.


Sales and Marketing

      The Company sells its systems and services through a direct sales force located in the United States, Canada, and Europe. The Company's principal office is in Conshohocken, Pennsylvania. Other offices including sales and service are located in Calgary, Alberta; Florence, WI; Savannah, GA; Houston, TX; Jacksonville, FL; Kingsport, TN; Mobile, AL; North Augusta, SC; North Charleston, SC; Olathe, KS; Richmond, VA; Shreveport, LA; and Cheshire, England. LMP is located outside Paris, France. In addition, the Company has entered into third party distribution agreements with distributors in various locations around the world to expand its international sales.

           The Company markets its systems and services through trade shows, on-going customer communications programs, promotional material, direct mail, public relations and advertising. Several times a year, the Company sponsors user-group meetings, to which current and prospective customers are invited. These meetings, which focus on the applications of the Company's systems, are an important element of the Company's marketing efforts. In addition, the Company's customer service and applications engineering groups are important elements in providing support to customers and gathering information on current product performance and future product development.

Customers

      Current customers for the Company's products are companies in the domestic and international power and process industries. In 1996, 1995 and 1994, no customer accounted for 10% or more of total revenues. Because of the Company's typical pattern of revenues, its growth and the increase in its customer base, the Company does not believe that the loss of any particular customer would have a material adverse effect on the Company's business. However, due to the variability in the size and timing of orders for both products and services from the Company's customers, the Company's operating results may vary significantly from quarter to quarter.

Backlog

      The Company typically fills orders for commercial products within 30 to 45 days, although certain product orders require more time to complete, depending on customer schedules for planned facility maintenance and product availability. Customers usually purchase products on an as-needed basis, and thus, the Company generally has less than two months' revenues in product backlog. Due to the variable nature of service contracts, the Company generally carries about three month's revenues in service backlog. The Company does not believe that backlog is a meaningful indicator of future revenues.

Patents and Intellectual Property

      The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its products and proprietary technologies. The Company currently owns 24 U.S. patents and 27 foreign patents and in addition has assigned four U.S. and one foreign patent to EPRI in return for exclusive worldwide marketing and licensing rights for STARS ABM. The RADView technology is protected by 38 U.S. patents under license from Quantex Corporation. In addition, the Company currently has eight U.S. and 23 foreign patent applications pending. The Company's software is protected under copyright laws.

      Although the Company continues to implement measures to protect its intellectual property and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products, including instances where the Company believes infringement has occurred, is difficult and often not economically justifiable. There can be no assurance that the Company's efforts to protect its intellectual property will be successful.

Manufacturing and Quality Assurance

      All Liberty products currently are manufactured in the Conshohocken, PA facility. The Company also intends to establish production facilities outside the United States to the extent deemed warranted to achieve the Company's business objectives.

      The Company's manufacturing operation consists primarily of final assembly and testing of materials, electronic components and subsystems produced by the Company or purchased from suppliers. Sensors, calibrators and RADView phosphor screens are manufactured from basic components and raw materials. The Company has established comprehensive quality assurance programs in all areas, including procurement, manufacturing, engineering, design and development of both hardware and software. Raw materials, parts, subassemblies and fully configured finished products undergo rigorous functional and quality assurance testing. Because of the critical safety-related applications in which the Company's products are used, customers and industry sponsored monitoring groups regularly inspect and audit the Company's operations as part of the vendor certification programs required by federal law and by individual customers' quality assurance programs.

      The Company has multiple sources of supply for most critical components used in its products. As part of its Total Quality Management program, the Company seeks to build a close working relationship with a small number of component vendors for particular products, which in certain circumstances may cause the Company to utilize a single source of supply. In situations where the Company relies on a single source of supply, the Company believes that an adequate quantity of components will be available to meet its needs for the foreseeable future.

Competition

      The Company believes that cost effectiveness of diagnostic testing systems is an important competitive factor in the market for diagnostic products and services for the process industries. In addition, other competitive factors include product performance, accuracy, reliability and ease of use. Overall, the market for process industry equipment diagnostics is highly fragmented, with many firms providing systems or services to monitor a single physical variable, such as equipment vibration, heat emission or metal wear. A small number of firms offer monitoring or diagnostic capabilities for several physical variables, and certain firms control a substantial share of particular specialty markets such as vibration monitoring. Firms engaged in the overall industrial diagnostics market may be viewed as potential competitors of the Company.

      Liberty believes that competition in the diagnostic testing market for the power and process industries is based on product performance, accuracy, reliability, ease of use, and integration into existing systems. The Company believes that its systems are the most effective diagnostic systems for motor operated valves and check valves currently in use in the nuclear power industry and for reciprocating engines and compressors in the petrochemical industries. In addition, the Company believes its industrial electric motor diagnostic products will be differentiated through its extensive on-line monitoring and diagnostic capabilities. Certain of the Company's current competitors, some of which are affiliated with multinational technology companies, have access to substantially greater financial, research and development, sales and marketing, and production resources than the Company.

      Liberty believes its digital radiography solution for the industrial market is unique. Major competitors are large radiographic film product manufacturers. However, Liberty believes the RADView product line will be competitive based on pricing and performance characteristics.

Employees

      As of December 31, 1996, the Company employed approximately 379 persons of whom 28 were engaged in sales and marketing, 46 in engineering and product development, 25 in manufacturing and quality assurance, 234 in technical service and support and 46 in finance and administration. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

      Liberty leases approximately 40,000 square feet for its principal administrative, marketing, manufacturing and product development and support facility in Conshohocken, Pennsylvania, under an agreement which expires in December 2000. The Company also leases a 20,000 square foot facility in Houston, Texas for sales, product support, and service under an agreement which expires in February 2001. In addition, approximately 6,600 square feet is leased for product development and sales functions in Calgary, Alberta under an agreement which expires in May 2001. Other locations for sales and service operations are leased in St. Joseph, Michigan; Florence, Wisconsin; Olathe, Kansas; Richmond, Virginia; Savannah, Georgia; Jacksonville, Florida; and Mobile, Alabama. under agreements expiring at various times through 1999. Liberty M.P. leases office space near Paris, France.

      Owned facilities include the 14,286 square foot headquarters for Liberty Technical Services in North Charleston, South Carolina located on 1.7 acres. Also owned are service operations offices in North Augusta, South Carolina located on 1.5 acres and Shreveport, Louisiana located on 1.4 acres. The Company believes that its facilities are adequate for the foreseeable future and that suitable additional or alternative space will be available on commercially reasonable terms when needed in the future.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, nor, to the Company's knowledge, is any material legal proceeding threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during its fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Since the Company's initial public offering commenced on March 31, 1993, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "LIBT". The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

                                                         High       Low
                                                         ----       ---
                           1995

                           First Quarter                 5 3/4      3 1/2
                           Second Quarter                6 1/2      5
                           Third Quarter                 6 3/4      4 1/2
                           Fourth Quarter                5 1/2      3 3/4

                           1996

                           First Quarter                 6 1/8      4 3/8
                           Second Quarter                8 5/8      5 1/2
                           Third Quarter                 6 1/4      3 3/16
                           Fourth Quarter                4 1/4      2 1/2

      On April 7, 1997, the closing sale price for the Company's Common Stock was $3.00 per share. As of that date, there were 203 record holders of the Common Stock, and the Company estimates that there were approximately 1,500 beneficial holders of the Common Stock.

      The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Company's Board of Directors, and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

      The Company did not sell any equity securities during the year ended December 31, 1996 that were not registered under the Securities Act.

Item 6. Selected Consolidated Financial Data

The selected historical consolidated financial data presented below have been derived from the Company's consolidated financial statements for each of the years indicated. The data set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and management's discussion and analysis of financial condition and results of operations included as items 7 and 8, respectively, in this Annual Report on Form 10-K.

Statement of Operations Data:                                  Year Ended December 31
                                                        (In thousands, except per share data)
                                              -------------------------------------------------------
                                                1996         1995      1994(1)     1993(1)     1992
                                              --------     --------   --------    --------   --------
Revenues
    Product                                   $ 12,456     $12,474    $  9,049    $ 12,397   $ 12,685
    Service                                     23,125      26,645      18,682       6,161      1,037
                                              --------     -------    --------    --------   --------
                                                35,581      39,119      27,731      18,558     13,722
                                              --------     -------    --------    --------   --------
Cost of revenues
    Product                                      4,243       5,364       3,335       3,380      3,890
    Service                                     15,255      17,266      12,247       3,862        311
                                              --------     -------    --------    --------   --------
                                                19,498      22,630      15,582       7,242      4,201
                                              --------     -------    --------    --------   --------
    Gross profit
      Product                                    8,213       7,110       5,714       9,017      8,795
      Service                                    7,870       9,379       6,435       2,299        726
                                              --------     -------    --------    --------   --------
                                                16,083      16,489      12,149      11,316      9,521
                                              --------     -------    --------    --------   --------
Operating expenses
    Engineering and product development          4,656       2,868       3,122       3,393      3,649
    Selling, general and administrative         13,736      12,883       9,233       4,577      3,347
    Non-recurring charge                          --         4,428(2)     --          --          509
                                              --------     -------    --------    --------   --------
                                                18,392      20,179      12,355       7,970      7,505
                                              --------     -------    --------    --------   --------
         Operating income (loss)                (2,309)     (3,690)       (206)      3,346      2,016
Interest income (expense), net                    (226)        (61)        139         169          9
Other                                             --          --           (41)       --         --
                                              --------     -------    --------    --------   --------
         Income (loss) before income taxes,
           extraordinary item, change in
           accounting principle and
           minority interest                    (2,535)     (3,751)       (108)      3,515      2,025

Income taxes (benefit)                              87      (1,109)         (4)      1,106        811
                                              --------     -------    --------    --------   --------
         Income (loss) before extraordinary
           item, change in accounting
           principle and minority interest      (2,622)     (2,642)       (104)      2,409      1,214
Minority interest in loss of joint venture         (50)       --          --          --         --
                                              --------     -------    --------    --------   --------
         Income (loss) before extraordinary
           item and change in accounting
           principle                            (2,572)     (2,642)       (104)      2,409      1,214
                                              --------     -------    --------    --------   --------
Extraordinary item and accounting change          --          --          --           100         34
Net income (loss)                             $ (2,572)   $ (2,642)   $   (104)   $  2,509   $  1,248
                                              ========     =======    ========    ========   ========
Net income (loss) per share (3):
Before extraordinary item and
       accounting change                      $   (.52)   $   (.53)   $   (.02)   $   0.52   $   0.34
Extraordinary item/accounting change              --          --          --          0.02       0.01
                                              --------     -------    --------    --------   --------
                                              $   (.52)   $   (.53)   $   (.02)   $   0.54   $   0.35
                                              ========     =======    ========    ========   ========
Shares used in computing net income (loss)
   per share                                     4,970       4,943       4,859       4,637      3,588
                                              ========     =======    ========    ========   ========
Balance Sheet Data:
    Cash and investments                      $    324    $    356    $  1,083    $  9,175   $  1,973
    Working capital                              2,828       5,773       6,967      15,226      3,046
    Total assets                                25,017      23,803      24,403      19,875      7,160
    Long-term debt                                 217         259         315         188        327
    Total debt                                   6,008       2,551         566         371        575
    Redeemable convertible preferred stock        --          --          --          --        4,321
    Shareholders' equity (deficit)              13,973      16,410      18,954      17,502       (153)

----------
 (1) See Note 2 to the Notes to the consolidated financial statements for information on acquisitions in 1994 and 1993.
 (2) In 1995, the Company recorded non-recurring charges related to the write-off of capitalized software development costs and a corporate restructuring. See Notes 1 and 3 to Notes to the consolidated financial statements.
 (3) In 1996, 1995 and 1994, net loss per share was computed on the basis described in Note 1 of Notes to Consolidated Financial Statements. For all prior periods, net income per share was calculated by dividing net income by the weighted average number of shares outstanding for the respective periods, adjusted for the dilutive effect of common stock equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 Compared to 1995

         Total Revenues. Total revenues decreased from $39.1 million in 1995 to $35.6 million in 1996, or 9%. Service revenues decreased from $26.6 million in 1995 to $23.1 million in 1996, or 13%, primarily as a result of lower nuclear service revenues as customers continued to reduce their maintenance outages. The decline was offset by a 7% increase in industrial service revenues. Royalties and license fees remained relatively flat while outside funding sources increased approximately $100,000.

         Product revenues remained flat at $12.5 million in both 1995 and 1996. Condition monitoring product sales into the domestic nuclear and industrial markets decreased $2.5 million, offset by an increase of $1.0 million in international condition monitoring sales and an increase of $1.5 million in RADView(TM) sales.

         Cost of Revenues. Cost of revenues decreased from $22.6 in 1995 to $19.5 in 1996, or 14%. As a percentage of total revenues, cost of revenues decreased from 58% in 1995 to 55% in 1996.

         Cost of service revenues increased from 65% in 1995 to 66% in 1996. Cost of product revenues decreased from 43% in 1995 to 34% in 1996, primarily as a result of the elimination of the amortization of capitalized software from costs of sales in 1996 and the consolidation of manufacturing operations in the beginning of 1996.

         In accordance with SFAS No. 86, the Company capitalized software development costs through 1995. Amortization related to these costs was $0.7 million in 1995. The Company wrote-off the balance of capitalized software development costs at the end of 1995 and has no such amortization in 1996.

         Gross Profit. Gross profit decreased from $16.5 million in 1995 to $16.1 million in 1996, or 2%. As a percentage of total revenues, gross profit increased from 42% in 1995 to 45% in 1996. The Company expects that the gross profit percentage will vary from period to period depending primarily on the mix of products and services sold.

         Engineering and Product Development Expenses. Engineering and product development expenses increased from $2.9 million in 1995 to $4.7 million in 1996, or 62%, primarily as a result of software development costs which did not meet the criteria for capitalization. During 1995 the Company capitalized software development expenditures of $1.7 million. As discussed above, at the end of 1995 the Company wrote off the balance of capitalized software and has not capitalized any additional software development costs in 1996.

         Excluding the impact of software development costs capitalized during 1995, total engineering and product development costs including capitalized software development expenditures remained relatively flat, increasing from $4.6 million to $4.7 million, or 2%, from 1995 to 1996. As a percentage of total revenues, engineering and product development expenses, including capitalized expenditures, increased from 12% in 1995 to 13% in 1996, reflecting the lower revenues in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $12.9 million in 1995 to $13.7 million in 1996, or 6%, and increased as a percentage of total revenues from 33% in 1995 to 39% in 1996. The increase in expenditures resulted primarily from the addition of $0.7 million in Liberty M.P. operating expenses, which became operational at the beginning of 1996. The increase as a percentage of revenues is a result of the decrease in revenues.

         Non-recurring Charges. The Company incurred restructuring charges of $.8 million during 1995 as a result of the consolidation of its two product divisions, including manufacturing, into a single products business unit, and its two service subsidiaries into a single service division as of December 31, 1995. There were no such charges in 1996.

         The Company wrote off $3.7 million of capitalized software costs during 1995. This writeoff of the software development costs was due to the rapidly changing technology environment in which the Company operates and its impact on product life cycles. Therefore, as the Company continues to develop and enhance the software components of its products, the future amounts of capitalized software are expected to be minimal.

         Interest Expense, net. Net interest expense was $0.1 million in 1995 and $0.2 million in 1996. The increase was a result of increased short-term bank financing to fund working capital during 1996.

         Income Taxes (Benefit). The Company had an income tax benefit of $1.1 million for 1995 and expense of $0.1 million for 1996. The net tax benefit in 1995 is a result of the federal income tax benefit from the consolidated losses being greater than the state income tax expense which resulted from taxable income from certain of the Company's subsidiaries. The net tax expense in 1996 represents state income taxes and foreign taxes from certain of the Company's subsidiaries. The federal income tax benefit for 1996 ($0.9 million) was offset by a valuation allowance of the same amount.

         The Company's effective tax benefit of 29% for 1995 and tax expense of 3% for 1996 are not representative of the expected income tax rates to be incurred in future years because of the effect of losses incurred during 1996 and 1995 and because of the valuation allowance recorded in 1996. See Note 11 of Notes to Consolidated Financial Statements.

         Net Loss. Net loss for both 1995 and 1996 was $2.6 million, or $0.53 and $0.52 loss per share in 1995 and 1996, respectively. The net loss in 1995 reflects the effect of the non-recurring charges, as discussed above. The net loss in 1996 reflects lower gross profit and operating income and the valuation allowance of $0.9 million recorded on the deferred tax asset. The number of shares used in calculating earnings per share increased to 4,970,000 in 1996 from 4,943,000 in 1995 due to the issuance of shares in connection with the exercise of stock options under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan.

1995 Compared to 1994

         Total Revenues. Total revenues increased from $27.7 million in 1994 to $39.1 million in 1995, or 41%. Service revenues increased from $18.7 million in 1994 to $26.6 million in 1995, or 42%, primarily as a result of the Company's acquisition of INDT in March 1994 and internal growth. Liberty nuclear service revenues, royalties and license fees remained relatively flat.

         Product revenues increased from $9.0 million in 1994 to $12.5 million in 1995, or 39%, as a result of the full year impact of the acquisition of Beta Monitors and Controls, Ltd. on August 12, 1994, which had $1.8 million of revenue during the remainder of 1994 and $6.1 million for the full year 1995. In addition, international nuclear sales increased from $.2 million in 1994 to $1.5 million in 1995, largely attributable to sales to Electricite de France.
These gains were offset by $1.7 million lower domestic nuclear sales.

         Cost of Revenues. Cost of revenues increased from $15.6 million in 1994 to $22.6 million in 1995, or 45%. As a percentage of total revenues, cost of revenues increased from 56% in 1994 to 58% in 1995 due to the significant increase in the volume of service revenues, which have a lower margin. Cost of product revenues increased as a percentage of product sales from 37% in 1994 to 43% in 1995 as a result of product mix.

         Gross Profit. Gross profit increased from $12.1 million in 1994 to $16.5 million in 1995, or 36%. As a percentage of total revenues, gross profit decreased from 44% in 1994 to 42% in 1995. The Company expects that the gross profit percentage will vary from year to year depending primarily on the mix of products and services sold.

         Engineering and Product Development Expenses. Engineering and product development expenses decreased from $3.1 million in 1994 to $2.9 million in 1995, or 6%. The Company capitalized software development expenditures of $1.7 million during 1994 and 1995. Amortization of capitalized software development costs totaled $.2 million in 1994 and $.8 million in 1995. These expenditures were capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86. Total engineering and product development costs, including capitalized software development expenditures, remained relatively flat, declining from $4.8 million to $4.6 million, or 4%, from 1994 to 1995. As a percentage of total revenues, engineering and product development expenses, including capitalized expenditures, decreased from 17% in 1994 to 12% in 1995, reflecting the increase in service revenues as a percentage of total revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $9.2 million in 1994 to $12.9 million in 1995 and remained unchanged as a percentage of total revenues at approximately 33%. The increase in expenditures is due primarily to the acquisitions of INDT and Beta.

         Non-recurring Charges. The Company incurred restructuring charges of $.8 million during 1995 as a result of the consolidation of its two product divisions, including manufacturing, into a single products business unit, and its two service subsidiaries into a single service division as of December 31, 1995.

         The Company wrote off $3.7 million of capitalized software costs during 1995. This writeoff of the software development costs was due to the rapidly changing technology environment in which the Company operates and its impact on product life cycles. Therefore, as the Company continues to develop and enhance the software components of its products, the future amounts of capitalized software are expected to be minimal.

         Interest Income (Expense), net. Net interest expense for 1995 was $(.1) million, compared to net interest income of $.1 million in 1994. This change is as a result of the sale of short-term investments in 1994 to acquire INDT, Beta, and various technology licenses and of increased short-term bank financing during 1995 to fund working capital.

         Income Tax Benefit. The Company had an income tax benefit of $1.1 million for 1995 compared to a nominal benefit for 1994. These net tax benefits are a result of the federal income tax benefit from the consolidated losses being greater than the state income tax expense which resulted from taxable income from certain of the Company's subsidiaries. The Company's effective tax benefit of 29% for 1995 and 3% for 1994 are not representative of the expected income tax rates to be incurred in future years because of the effect of losses incurred during 1994 and 1995. See Note 10 of Notes to Consolidated Financial Statements.

         Net Income (Loss). Net loss increased from a loss of $.1 million, or $.02 loss per share, in 1994 to a loss of $2.6 million, or $.53 loss per share, in 1995. The increase in the net loss in 1995 resulted from the $.8 million restructuring charge and the $3.7 million write-off of capitalized software, and was partially offset by improved operating results before such charges and a larger income tax benefit. The number of shares used in calculating earnings per share increased to 4,943,000 in 1995 from 4,859,000 in 1994 due to the issuance of shares in connection with the purchase of INDT in March 1994, the exercise of stock options under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan.


Liquidity and Capital Resources

         For the past three years, the Company has financed its working capital requirements and capital expenditures and acquisitions through operations, bank debt and the proceeds of its initial public offering.

1996 Compared to 1995

         The Company had cash of $0.3 million and $0.4 million at both December 31, 1996 and 1995, respectively.

         Net cash used by operations in 1996 was $2.0 million compared to cash provided by operating activities of $0.9 million in 1995. The decrease is primarily a result of a higher net loss as adjusted for deprecation and amortization, deferred income taxes and the write-off of capitalized software; a buildup of inventory levels in the second half of 1996 in preparation for the release of new products; and lower accrued expenses. These changes were offset by lower accounts receivable in 1996.

         Net cash used by investing activities in 1996 was $2.2 million compared to $3.7 million in 1995. The 1995 activity included a final payment for the acquisition of INDT and the capitalization of software development costs. Investment in fixed assets increased from $1.5 million in 1995 to $1.8 million in 1996.

         Net cash provided by financing activities in 1996 was $4.1 million compared to $2.1 million in 1995. The cash provided in 1996 and 1995 was due primarily to the additional borrowings against the Company's bank line of credit.

1995 Compared to 1994

         The Company had cash of $0.4 million and $1.1 million at December 31, 1995 and 1994, respectively.

         Net cash provided by operations was $.9 million in 1995 compared to $2.9 million in 1994. The decrease is due primarily to higher accounts receivable resulting from strong fourth quarter sales, offset by an increase in accounts payable and accrued expenses. This decrease was further offset by an increase in non-cash operating charges, primarily the writeoff of capitalized software.

         Net cash used by investing activities in 1995 was $3.7 million compared to $1.7 million in 1994. The 1994 activity included the liquidation of short-term investments used to pay for the acquisitions of INDT and Beta, and by a payment for the licensing of phosphor radiography technology. Investment in fixed assets and capitalized software remained flat from 1994 to 1995.

         Net cash provided by financing activities in 1995 was $2.1 million compared to net cash used by financing activities of $1.5 million in 1994. The cash provided in 1995 was due primarily to the additional borrowings against the Company's bank line of credit, contrasted with the use of cash in 1994 for the repayment of certain debt assumed in connection with the acquisition of INDT ($1.1 million) and the purchase of treasury stock.


Liquidity

         During 1996 the Company increased its maximum availability on its revolving credit facility with a commercial bank from $5,000,000 to $7,500,000. The balance outstanding was $5.7 million and $2.2 million at December 31, 1996 and 1995, respectively, and the balance of the facility was available. The line is collateralized by substantially all of the Company's accounts receivable and inventory. The credit facility may be used for working capital or acquisitions. Borrowings under this facility bear interest at a rate equal to the lower of the bank's prime rate less 0.5% or the Eurodollar rate plus 1.25%. The average interest rate was 6.87% and 6.75% at December 31, 1996 and 1995, respectively. The line requires that the Company maintain compliance with certain financial covenants. The Company was not in compliance with certain of these covenants at December 31, 1996. The bank had waived non-compliance through May 1, 1997.

         The Company has amended the credit facility effective April 3, 1997. The amended facility provides availability of $9,000,000 through June 30, 1997; $7,500,000 through September 30, 1997; $6,500,000 through December 31, 1997; and
$5,500,000 through March 31, 1998. After June 30, 1997, borrowings under the line are limited to 85% of eligible receivables and 25% of eligible inventory, as defined. Beginning after October 1, 1997, the borrowing base will be limited solely to 85% of eligible receivables, as defined. The interest rate on the facility varies from the Eurodollar rate plus 1.50% to the bank's prime rate plus 1.00% and is payable at the maturity of each draw against the facility. The line of credit expires on March 31, 1998.

         The Company believes that its current cash and short-term investment resources, cash generated from operations, the availability under its line of credit, alternative financing and other options will be sufficient to fund the Company's operations and expected capital expenditures for the current year. Additional financing may be required for the Company to consummate any material business acquisitions.

Inflation

      Inflation has not had a significant impact on the Company.


Special Note Regarding Forward Looking Statements

      Statements in this annual report on Form 10-K, including those concerning the Company's expectations of future sales; gross profit; net income; engineering and product development expenditures; selling, general and administrative expenses; product introductions and cash requirements include certain forward-looking statements. As such, actual results may vary materially from such expectations.

      In evaluating such statements, prospective and current investors should specifically consider the various factors which could cause actual results to differ from those indicated by such forward-looking statements including, without limitation, the timely development, production and acceptance of new products; changes in product/service revenue mix; continued acceptance in the marketplace, competition and buying patterns of customers; and absence of significant order backlog.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is set forth on pages F-1 through F-19 hereto and is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 29, 1997 and is hereby incorporated by reference herein.

      The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      The following sets forth information concerning the individuals who serve, as of April 14, 1997, as executive officers of the Company:

      Name                           Age                     Position
      ----                           ---                     --------
R. Nim Evatt                          55                President; Chief Executive Officer and Chairman of
                                                        the Board

Daniel G. Clare                       38                Vice President, Finance; Chief Financial Officer;
                                                        Treasurer

      Mr. Evatt joined the Company as Executive Vice President and Chief Operating Officer in April 1991. Mr. Evatt was elected President and Chief Executive Officer and a Director in October 1991 and Chairman of the Board in April 1992. From 1988 to 1990, Mr. Evatt was President of ICC Technologies, Inc., which develops, manufactures and markets co-generation and desiccant cooling systems. From 1986 to 1988, he was President of CE Environmental, Inc., an environmental services company, and from 1984 to 1986, he was Vice President of Marketing at Combustion Engineering, Inc., an engineering and manufacturing company. Mr. Evatt held a variety of technical, sales and marketing positions at General Electric Company from 1968 to 1984, including General Manager of the Europe/Africa/Middle East Services Department from 1982 to 1984.

      Mr. Clare joined the Company as Vice President, Finance, Chief Financial Officer and Treasurer in March 1995. Previously, Mr. Clare held various financial management positions in Martin Marietta/General Electric (GE) Aerospace. Previously he held positions throughout GE, including the Plastics Group, GE Capital Corporation, the Corporate Audit Staff and the Power Delivery Division.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 29, 1997 and is hereby incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

      The information required by Item 12 is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 29, 1997 and is hereby incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 29, 1997 and is hereby incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules.

         (1) The Consolidated Financial Statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated
                  Financial Statements and Financial Statement
                  Schedules.

         (2)      The Schedules to the Consolidated Financial
                  Statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated Financial Statements and
                  Financial Statement Schedules.

         (3) The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the Consolidated Financial Statements included in this Report.

     (b) Reports on Form 8-K. One Form 8-K was filed by the Registrant during the fourth quarter of 1996.

                   LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

CONSOLIDATED BALANCE SHEETS AS OF
    DECEMBER 31, 1996 AND 1995                                             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
    ENDED DECEMBER 31, 1996, 1995 AND 1994                                 F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                            F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
    ENDED DECEMBER 31, 1996, 1995 AND 1994                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

      II.    VALUATION AND QUALIFYING ACCOUNTS                            F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Liberty Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP


Philadelphia, Pa.
    February 5, 1997 (except for the matter
    discussed in Notes 1 and 6 as to which the date is April 4, 1997)

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                        December 31,
                                                                  -----------------------
                                ASSETS                               1996           1995
                                ------                            --------       --------
Current assets:
    Cash and cash equivalents ..............................      $    324       $    356
    Accounts receivable, net of allowance for doubtful
     accounts of $182 and $111 .............................         8,499          9,050
    Inventories ............................................         3,742          2,075
    Deferred income taxes ..................................           385            730
    Prepaid income taxes ...................................           230            319
    Prepaid expenses and other .............................           414            377
                                                                  --------       --------
              Total current assets .........................        13,594         12,907
Property and equipment, net ................................         4,612          3,890
Goodwill, net ..............................................         4,961          5,325
Deferred income taxes, net .................................           367            281
Other assets ...............................................         1,483          1,400
                                                                  --------       --------
                                                                  $ 25,017       $ 23,803
                                                                  ========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit .........................................      $  5,725       $  2,200
    Current maturities of long-term debt ...................            66             92
    Book overdraft .........................................           472             --
    Accounts payable .......................................         2,728          2,277
    Accrued compensation and benefits ......................         1,250          1,361
    Unearned revenue .......................................            12            340
    Income taxes payable ...................................           137            196
    Other accrued expenses .................................           376            668
                                                                  --------       --------
              Total current liabilities ....................        10,766          7,134
                                                                  --------       --------
Long-term debt .............................................           217            259
                                                                  --------       --------
Due to minority shareholder ................................            61             --
                                                                  --------       --------
Commitments (Note 8)
Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued .............................            --             --
    Common stock, $.01 par value, 10,000,000 shares
       authorized,  5,018,987 and 5,003,362 shares issued,
       and 4,989,915 and 4,957,151 outstanding .............            50             50
    Additional paid-in capital .............................        17,242         17,195
    Accumulated deficit ....................................        (3,178)          (606)
    Treasury stock at cost .................................          (149)          (237)
    Cumulative translation adjustment ......................             8              8
                                                                  --------       --------
              Total shareholders' equity ...................        13,973         16,410
                                                                  --------       --------
                                                                  $ 25,017       $ 23,803
                                                                  ========       ========

The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                                            Year Ended December 31,
                                                                    --------------------------------------
                                                                       1996           1995           1994
                                                                    --------       --------       --------
Revenues:
   Product ...................................................      $ 12,456       $ 12,474       $  9,049
   Service ...................................................        23,125         26,645         18,682
                                                                    --------       --------       --------
                                                                      35,581         39,119         27,731
                                                                    --------       --------       --------
Cost of revenues:
   Product ...................................................         4,243          5,364          3,335
   Service ...................................................        15,255         17,266         12,247
                                                                    --------       --------       --------
                                                                      19,498         22,630         15,582
                                                                    --------       --------       --------
              Gross profit ...................................        16,083         16,489         12,149
                                                                    --------       --------       --------
Operating expenses:
   Engineering and product development .......................         4,656          2,868          3,122
   Selling, general and administrative .......................        13,736         12,883          9,233
   Non-recurring charges (Note 3) ............................            --          4,428             --
                                                                    --------       --------       --------
                                                                      18,392         20,179         12,355
                                                                    --------       --------       --------
              Operating loss .................................        (2,309)        (3,690)          (206)
Interest income (expense), net ...............................          (226)           (61)           139
Other ........................................................            --             --            (41)
                                                                    --------       --------       --------
              Loss before income taxes and minority interest .        (2,535)        (3,751)          (108)
Income taxes (benefit) .......................................            87         (1,109)            (4)
                                                                    --------       --------       --------
              Loss before minority interest ..................        (2,622)        (2,642)          (104)
Minority interest in loss of joint venture ...................           (50)            --             --
                                                                    --------       --------       --------
Net loss .....................................................      $ (2,572)      $ (2,642)      $   (104)
                                                                    ========       ========       ========
Net loss per share ...........................................      $   (.52)      $   (.53)      $   (.02)
                                                                    ========       ========       ========
Shares used in computing net loss per share ..................         4,970          4,943          4,859
                                                                    ========       ========       ========

The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
-----------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)


                                                           Common Stock
                                                        -------------------      Additional     Retained
                                                         Number                   Paid-in       Earnings
                                                        of Shares    Amount       Capital       (Deficit)
                                                        ---------    ------      ----------     ---------
Balance, December 31, 1993..........................    4,614,638      $46        $15,315        $ 2,140
  Shares issued in connection with acquisition of
    Industrial NDT Company, Inc. (Note 2)...........      317,460        3          1,751             --
  Exercise of stock options.........................       57,100        1            131             --
  Purchase of treasury stock........................                                   --             --
  Shares issued for employee stock purchase plan....        4,914       --             15             --
  Net loss..........................................           --       --             --           (104)
                                                        ---------      ---        -------        -------
Balance, December 31, 1994..........................    4,994,112       50         17,212          2,036
  Exercise of stock options.........................        9,250       --             16             --
  Shares issued for employee stock purchase plan....           --       --            (33)            --
  Currency translation adjustment ..................           --       --             --             --
  Net loss..........................................           --       --             --         (2,642)
                                                        ---------      ---        -------        -------
Balance, December 31, 1995.........................     5,003,362       50         17,195           (606)
  Exercise of stock options........................        15,625       --             67             --
  Shares issued for employee stock purchase plan...            --       --            (20)            --
  Net loss.........................................            --       --             --         (2,572)
                                                        ---------      ---        -------        -------
Balance, December 31, 1996.........................     5,018,987      $50        $17,242        $(3,178)
                                                        =========      ===        =======        =======



                                                            Treasury Stock
                                                        ----------------------      Cumulative          Total
                                                          Number                    Translation      Shareholders'
                                                        of Shares       Amount      Adjustment          Equity
                                                        ---------       ------      -----------      -------------
Balance, December 31, 1993..........................         --         $  --           $--             $17,501
  Shares issued in connection with acquisition of
    Industrial NDT Company, Inc. (Note 2)...........         --            --            --               1,754
  Exercise of stock options.........................         --            --            --                 132
  Purchase of treasury stock........................     75,000           406            --                (406)
  Shares issued for employee stock purchase plan....     (9,422)           62            --                  77
  Net loss..........................................         --            --            --                (104)
                                                        -------         -----           ---             -------
Balance, December 31, 1994..........................     65,578          (344)           --              18,954
  Exercise of stock options.........................         --            --            --                  16
  Shares issued for employee stock purchase plan....    (19,367)          107            --                  74
  Currency translation adjustment ..................                                      8                   8
  Net loss..........................................         --            --            --              (2,642)
                                                        -------         -----           ---             -------
Balance, December 31, 1995.........................      46,211          (237)            8              16,410
  Exercise of stock options........................          --            --            --                  67
  Shares issued for employee stock purchase plan...     (17,139)           88            --                  68
  Net loss.........................................          --            --            --              (2,572)
                                                        -------         -----           ---             -------
Balance, December 31, 1996........................       29,072         $(149)          $ 8             $13,973
                                                        =======         =====           ===             =======

The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                          Year Ended December 31,
                                                                   ------------------------------------
                                                                     1996          1995          1994
                                                                   -------       -------       --------
Cash flows from operating activities:
   Net loss .................................................      $(2,572)      $(2,642)      $  (104)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ........................        1,924         2,518         1,577
       Deferred income taxes ................................          284          (931)          377
       Minority interest in loss of joint venture ...........          (50)           --            --
       Write-off capitalized software .......................           --         3,670            --
       Change in assets and liabilities, net of effect from
         acquisitions-
           (Increase) decrease in:
                   Accounts receivable ......................          551        (2,865)        2,042
                   Inventories ..............................       (1,975)         (406)          (41)
                   Prepaid income taxes .....................           67           (24)         (292)
                   Prepaid expenses and other ...............          (31)          (19)           85
                   Other assets .............................           63           (10)         (105)
           Increase (decrease) in:
                   Accounts payable .........................          451           738          (417)
                   Accrued expenses and compensation ........         (403)          706          (437)
                   Income taxes payable .....................           46           190            --
                   Unearned revenue .........................         (328)          (58)          220
                                                                   -------       -------       -------
                 Net cash provided by (used in) operating
                    activities ..............................       (1,973)          867         2,905
                                                                   -------       -------       -------
Cash flows from investing activities:
   Purchases of property and equipment ......................       (1,844)       (1,526)       (1,397)
   Sale of short-term investments ...........................           --            --         7,757
   Purchases of technology licenses .........................         (100)           --          (688)
   Capitalization of software development costs .............           --        (1,745)       (1,674)
   Payment for purchase of acquisitions, net of cash acquired
     and common stock issued ................................           --          (500)       (5,674)
   Other ....................................................         (224)          118           (63)
                                                                   -------       -------       -------
                 Net cash used in investing activities ......       (2,168)       (3,653)       (1,739)
                                                                   -------       -------       -------
Cash flows from financing activities:
   Payments of long-term debt (INDT acquisition) ............           --            --        (1,112)
   Payments of long-term debt (other) .......................         (134)         (240)         (192)

   Net borrowings under line of credit ......................        3,525         2,200            --
   Increase in book overdraft ...............................          472            --            --
   Proceeds from exercise of stock options and warrants .....           67            16           132
   Proceeds from Employee Stock Purchase Plan ...............           68            75            77
   Treasury stock purchases .................................           --            --          (406)
   Investment from minority shareholder in joint venture ....          111            --            --
                                                                   -------       -------       -------
                 Net cash provided by (used in) financing
                   activities ...............................        4,109         2,051        (1,501)
                                                                   -------       -------       -------
Effect of foreign exchange rate changes on cash .............           --             8            --
                                                                   -------       -------       -------
Net decrease in cash and cash equivalents ...................          (32)         (727)         (335)
Cash and cash equivalents, beginning of year ................          356         1,083         1,418
                                                                   -------       -------       -------
Cash and cash equivalents, end of year ......................      $   324       $   356       $ 1,083
                                                                   =======       =======       =======

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Background

Liberty Technologies, Inc. (the Company), founded in 1984, develops, manufactures, markets and sells diagnostic, condition monitoring and nondestructive evaluation systems and provides related services to customers in worldwide pulp and paper, aerospace, automotive, chemical, petrochemical, and power industries. The Company's products are designed to reduce operating and maintenance costs and increase efficiency, reliability and safety of plant operations. The Company has established certain strategic technical and commercial alliances to advance its business objectives.

As indicated in the accompanying financial statements, the Company has incurred losses during the last three years. During 1996, the Company's only source of financing was borrowings under its line of credit. As of December 31, 1996, $5,725,000 was outstanding under the line. In April 1997, the line of credit facility was amended to extend the line through March 1998 (see Note 6). Management believes that cash generated from operations, financing available under the line of credit, alternate financing and other options will be adequate to maintain operations through 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 51% owned joint venture, Liberty Maintenance Predictive (Liberty M.P.). Minority interest represents the minority shareholder's proportionate share of the equity in the Company's consolidated joint venture (See Note 13). All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include the cost of materials, freight, direct labor and manufacturing overhead.

Software Development Costs

In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), the Company capitalizes certain product development costs related to the development of new software and significant enhancements to existing software. The capitalization of such costs begins when a project reaches technical feasibility, and ceases when the product is available for general release. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the product (usually three years), beginning with its release to customers. Product maintenance costs are charged to expense as incurred.

For the years ended December 31, 1995 and 1994, the Company capitalized $1,745,000 and $1,674,000, respectively, of software development costs relating to new product lines. The Company also purchased $450,000 of capitalized software with the acquisition of Beta Monitors and Controls Ltd. in 1994. For the years ended December 31, 1995 and 1994, the Company recorded amortization of $733,000 and $185,000, respectively. As of December 31, 1995 the Company wrote off capitalized software costs of $3,670,000. This write-off of the software development costs was due to the rapidly changing technology environment in which the Company operates and its impact on product life cycles. Software development costs were not capitalized in 1996.

Property and Equipment

Property and equipment are recorded at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation is computed on straight-line methods for financial reporting purposes and on accelerated methods for income tax purposes. Buildings and improvements are depreciated over 25 years and 15 years, respectively, while machinery and equipment and furniture and fixtures are depreciated over their estimated useful lives of 3 to 7 years.

Leasehold improvements and capitalized leases are amortized over the shorter of the useful life of the related asset or the lease term. Upon retirement or disposition, the applicable property amounts are relieved from the accounts, and any gain or loss is recorded in the statement of income.

Revenue Recognition

Product revenues are recognized when products are shipped and service revenues are recognized as earned when the related services are performed. Included in service revenues are royalties, license fees and research funding of $231,000, $132,000 and $122,000 in 1996, 1995 and 1994, respectively.

Major Customers and Concentration of Credit Risk

The Company sells its products and services primarily to the domestic and international power and process industries. Financial instruments that potentially subject the Company to credit risk consist primarily of trade accounts receivable. For the years ended December 31, 1996, 1995 and 1994, no customer accounted for more than 10% of total revenues. There is no single geographic area of significant concentration.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 1996, the carrying values are considered to approximate their respective fair values. See Notes 6 and 7 for the terms and carrying values of the Company's various debt instruments.

Warranty Provision

A provision for expected future product warranty claims is estimated by management based on the Company's prior claim experience.

Income Taxes

Income taxes are calculated using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

Engineering and Product Development

Engineering and product development costs, which are not capitalized software, are charged to expense in the period incurred.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash in checking accounts, highly liquid investments and short-term investments with an initial maturity term of three months or less.

Statements of Cash Flows Information

For the years ended December 31, 1996, 1995 and 1994, the Company paid interest of $270,000, $129,000, and $44,000, respectively, and income taxes of $103,000,
$75,000 and $280,000, respectively. The following table displays non-cash assets that were recorded as a result of the acquisitions discussed in Note 2.

                                                                    1994
                                                                -----------
NON-CASH ASSETS:
    Accounts receivable                                         $ 2,828,000
    Inventory                                                       509,000
    Prepaid expenses                                                441,000
    Property and equipment                                        1,857,000
    Non-compete agreement                                                --
    Goodwill                                                      5,600,000
    Other assets                                                    808,000
                                                                -----------
         Net non-cash assets acquired                            12,043,000
    Assumed liabilities                                          (4,615,000)(a)
                                                                -----------
       Total consideration                                        7,428,000
    Note payable to seller under non-compete agreement
      (Note 7)                                                           --
    Common stock issued to sellers                               (1,754,000)
                                                                -----------
       Net cash paid                                            $ 5,674,000
                                                                ===========
----------
(a) $1,112,000 of assumed debt was repaid to third parties subsequent to the closing of the INDT acquisition.

Net Loss Per Share

Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods.

Foreign Currency Translation

The Company's foreign subsidiaries translate their balance sheet and income statement accounts from their local currency to U.S. dollars, using the year end and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform to current presentations.

Goodwill

The excess of the purchase prices of acquisitions over the fair market value of the acquired net assets is recorded as goodwill and amortized on a straight-line basis over 10 or 20 years. As of December 31, 1996 and 1995, goodwill is net of accumulated amortization of $850,000 and $486,000, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption did not have an effect on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 established financial accounting and reporting standards for stock based compensation plans. The Company has adopted the disclosure requirements of SFAS No. 123 (see Note 10).

2. ACQUISITIONS:

On August 12, 1994, the Company acquired 100% of the capital stock of Beta Monitors and Controls Ltd., a Canadian company (Beta), for Canadian $5,500,000, equivalent to U.S. $4,022,000. The Company also entered into a four year employment agreement with Beta's former president, who retired at the end of 1996, which required a base level of compensation and an annual bonus based on the performance of the business. The transaction was accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities of Beta based on their fair market value at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The excess of cash paid over the estimated fair value of the net assets acquired was approximately $2,490,000 which was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

On March 28, 1994, the Company acquired 100% of the capital stock of Industrial NDT Company, Inc. (INDT) in exchange for $2,000,000 in cash and 317,460 shares of common stock of the Company (valued at $1,754,000), and a contingent payment of up to $500,000 (paid in February 1995). The acquisition has been accounted for using the purchase method, whereby the purchase price is allocated to the assets and liabilities of INDT based on their fair market value at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The purchase price, including transaction costs and the $500,000 contingent payment paid in February 1995, exceeded the fair market value of the net assets acquired by $3,110,000 which was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

In 1993, the Company acquired substantially all of the net assets of Boggs Technical Services, Inc. (MOV Services) and entered into a ten-year non-compete agreement with the owner of MOV Services. The acquisition was accounted for using the purchase method of accounting. The related goodwill and non-compete agreement are being amortized over ten years.

The following unaudited pro forma information is presented for the acquisitions of Beta and INDT as if the acquisitions had occurred on January 1, 1994.

The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented, and is not necessarily indicative of operating results to be expected in the future.

                                                             For the Year Ended
                                                             December 31, 1994
                                                             ------------------

          Total revenues                                        $33,723,000
          Net income                                            $   241,000
          Shares used in computing earnings per share             4,938,000

          Net income per share                                  $       .05

3. NON-RECURRING CHARGES:

In 1995 the Company reorganized its two product operations into one unit and its two service operations into a second unit. This reorganization resulted in a restructuring charge of $758,000 for the year ended December 31, 1995.

Also in 1995 the Company wrote-off capitalized software costs totaling $3,670,000 (see Note 1).

4. INVENTORIES:

                                                          December 31,
                                                 -----------------------------
                                                    1996               1995
                                                 ----------         ----------
          Raw materials & work in process        $3,171,000         $1,687,000
          Finished goods                            571,000            388,000
                                                 ----------         ----------
                                                 $3,742,000         $2,075,000
                                                 ==========         ==========

5. PROPERTY AND EQUIPMENT:

                                                          December 31,
                                                 -----------------------------
                                                    1996               1995
                                                 ----------         ----------
          Land                                   $  163,000         $  163,000
          Machinery and equipment                 7,220,000          5,761,000
          Furniture and fixtures                    990,000          1,117,000
          Buildings and improvements                615,000            604,000
          Leasehold improvements                    235,000            143,000
                                                 ----------         ----------
                                                  9,223,000          7,788,000
          Less - Accumulated depreciation and
            amortization                         (4,611,000)        (3,898,000)
                                                 ----------         -----------
                                                 $4,612,000         $3,890,000
                                                 ==========         ==========

6. LINE OF CREDIT:

The Company had a $7,500,000 credit facility with a commercial bank, with interest at the lower of the Eurodollar rate plus 1.25% or the bank's prime rate less one-half percent. The rate at December 31, 1996 was 6.36%. The line requires an annual fee of one quarter percent on the unused portion and requires that the Company maintain certain financial covenants. The Company was not in compliance with certain of these covenants at December 31, 1996. The bank has waived non compliance with these covenants through May 1, 1997. The line is collateralized by substantially all of the Company's accounts receivable and inventory. The maximum additional availability as of December 31, 1996 was $1,775,000. Interest of $265,000 and $56,000 was charged to expense for the years ended December 31, 1996 and 1995, respectively, at a weighted average interest rate of 6.87% and 6.75%, respectively.

The Company amended the credit facility effective April 3, 1997. The amended facility provides maximum availability of $9,000,000 through June 30, 1997; $7,500,000 through September 30, 1997; $6,500,000 through December 31, 1997; and
$5,500,000 through March 31, 1998. After June 30, 1997, borrowings under the line are limited to 85% of eligible receivables and 25% of eligible inventory, as defined. Beginning after October 1, 1997, the borrowing base will be limited solely to 85% of eligible receivables, as defined. The interest rate on the facility varies from the Eurodollar rate plus 1.50% to the bank's prime rate plus 1.00% and is payable at the maturity of each draw against the facility. The line of credit expires on March 31, 1998.

Liberty M.P. has a credit facility with a commercial bank which provides for maximum availability of approximately $342,000, with interest at the bank's weighted middle rate plus 1.8%. There were no borrowings for the year ended December 31, 1996.

7. LONG-TERM DEBT:

                                                              December 31,
                                                        --------       --------
                                                          1996           1995
                                                        --------       --------
     Annuity payable to former shareholder
       of INDT, monthly payments of $3,000,
       net of unamortized discount of $81,000
       and $99,000 at December 31, 1996 and
       1995, respectively                               $207,000       $223,000
     Note payable in connection with
       covenant not-to-compete, net of
       unamortized discount of $1,000 at
       December 31, 1995 (see Note 2).                        --         49,000
     Other                                                76,000         79,000
                                                        --------       --------
                                                         283,000        351,000
          Less - Current portion                         (66,000)       (92,000)
                                                        --------       --------
                                                        $217,000       $259,000
                                                        ========       ========

Long-term debt maturities as of December 31, 1996 are as follows:

          1997                                            $ 83,000
          1998                                              52,000
          1999                                              37,000
          2000                                              36,000
          2001                                              33,000
          Thereafter                                       123,000
                                                          --------
                                                           364,000
          Less - Unamortized discount                      (81,000)
                                                          --------
                                                          $283,000
                                                          ========
8. LEASE COMMITMENTS:

The Company leases office space under non-cancelable operating leases that expire on various dates through 2001. Rent expense was $771,000, $687,000, and $709,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum payments under the leases as of December 31, 1996, are as follows:

          1997                                            $  677,000
          1998                                               673,000
          1999                                               688,000
          2000                                               649,000
          2001                                                87,000
                                                          ----------
                                                          $2,774,000
                                                          ==========

9. SHAREHOLDER RIGHTS PLAN:

In May 1996, the Company adopted a Shareholder Rights Plan ("the Rights Plan") to insure that any acquisition of the Company would be on terms that are fair to and in the best interest of all shareholders. Under the Rights Plan, holders of common stock are entitled to receive one right for each share of common stock held. Separate rights certificates would be issued and become exercisable in the event that an acquiring party accumulates 15% or more of the Company's common stock or announces an offer to acquire 15% or more of the outstanding Company common stock.

Each right will entitle a holder, except a 15% or more holder, to buy one one-thousandth share of Series A Preferred Stock at an exercise price of $48 per unit. Each one one-thousandth share of such Preferred Stock is essentially equivalent to one share of the Company's common stock. However, if an acquiring party accumulates 15% or more of the Company common stock or certain other events occur, each right entitles the holder (other than a 15% holder) to purchase for $48 either $96 worth of the Company's common stock or $96 worth of the 15% holder's common stock.

The rights expire in May 2006 and may be redeemed by the Company at a price of $.001 per right at any time up to ten days after they become exercisable or in connection with a transaction approved by the Board of Directors.


10. STOCK INCENTIVE PLANS:

Stock Option Plans

The Company has two stock option plans, the 1992 Stock Option Plan and the 1988 Stock Option Plan, which provide for the granting of options to purchase an aggregate of 1,800,000 shares of Common Stock to eligible employees and others. The 1992 Stock Option Plan provides for the grant of options to purchase up to 1,300,000 shares. There were 578,000 options available for future grant as of December 31, 1996 under this Plan. No additional options will be granted under the 1988 Stock Option Plan, which provided for the grant of options to purchase up to 500,000 shares.

Options granted may be at fair market value of the stock or at a price determined by a committee of the Board. The stock options generally vest over a four-year period, except for non-employee director grants which vest immediately, and are exercisable over a period determined by the committee but not longer than ten years.

Information with respect to the options under both plans and certain prior options is as follows:


                                                            Aggregate       Option Price
                                            Shares            Price          Per Share
                                            ------          ---------       ------------
Outstanding, December 31, 1993              727,100         $2,972,000      $1.65 - 9.50
    Granted                                 459,500          2,842,000       3.75 - 9.25
    Exercised                               (57,100)          (132,000)      1.65 - 6.00
    Canceled                                (76,625)          (391,000)      1.65 - 8.75
                                          ---------         ----------

Outstanding, December 31, 1994            1,052,875          5,291,000      $1.65 - 9.50
    Granted                                  81,000            403,000       4.25 - 6.25
    Exercised                                (9,250)           (16,000)      1.65 - 4.00
    Canceled                                (54,875)          (260,000)      3.75 - 9.00
                                          ---------         ----------

Outstanding, December 31, 1995            1,069,750          5,418,000      $1.65 - 9.50
    Granted                                 212,000          1,208,000       3.00 - 4.88
    Exercised                               (15,625)           (67,000)      1.65 - 5.25
    Canceled                               (243,625)        (1,920,000)      4.00 - 9.75
                                          ---------         ----------

Outstanding, December 31, 1996            1,022,500         $4,639,000      $1.65 - 9.75
                                          =========         ==========

At December 31, 1996, options totaling 657,269 were vested at exercise prices ranging from $1.65 to $9.75 per share. The aggregate exercise price of these options was $2,539,000 as of December 31, 1996.

Employee Stock Purchase Plan

Under the terms of the Company's 1993 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock, based on compensation, through payroll deductions. The purchase price is equal to 85% of the lower of the average of the highest and the lowest price of the stock on the first and on the last day of the preceding quarter.

Fair Value of Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirements of SFAS No. 123 were adopted by the Company in 1996. Had compensation cost for the Company's common stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              -----------        -----------
     Net loss as reported                     $(2,572,000)      $(2,642,000)
     Pro forma net loss                       $(2,727,000)      $(2,723,000)

     Net loss per share as reported           $      (.52)      $      (.53)
     Pro forma net loss per share             $      (.55)      $      (.55)


Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $2.56 and $3.39 for the years ended December 31, 1996 and 1995, respectively.

Information with respect to the options outstanding under the two stock options plans at December 31, 1996 is as follows:


                                             Options Outstanding                      Options Exercisable
                              -------------------------------------------------  -----------------------------
                                                 Weighted-
                                                  Average         Weighted-                          Weighted-
                                  Number         Remaining         Average            Number          Average
                               Outstanding      Contractual       Exercise          Outstanding      Exercise
    Periods Granted            at 12/31/96         Life             Price           at 12/31/96        Price
    ---------------            -----------      -----------       ---------         -----------      ---------
Prior to January 1, 1995         757,990         5.7 years          $4.22             627,144          $3.83
During 1995                       62,006         8.4 years          $5.12              22,625          $4.99
During 1996                      202,504         9.4 years          $5.56               7,500          $3.21
                               ---------         ---------          -----             -------          -----
                               1,022,500         6.6 years          $4.54             657,269          $3.86
                               =========         =========          =====             =======          ======


The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 1996 and 1995: no expected dividend yield; volatility - 60%; risk free interest rate of 5.4% to 7.9% based on the rate in effect on the date of grant; and an expected life of 6.0 years.

11. INCOME TAXES (BENEFIT):

The components of loss before income taxes (benefit) were as follows:


                                                    Year Ended December 31,
                                        ---------------------------------------------

                                            1996              1995             1994
                                        -----------       -----------       ---------
Income (loss) before income taxes:
    Domestic                            $(2,474,000)      $(3,288,000)      $(220,000)
    Foreign                                 (61,000)         (454,000)        112,000
                                        -----------       -----------       ---------
                                        $(2,535,000)      $(3,742,000)      $(108,000)
                                        -----------       -----------       ---------

The components of income taxes (benefit) were as follows:



                                                  Year Ended December 31,
                                       ----------------------------------------------
Current provision (benefit):
    Federal                            $  (366,000)      $  (294,000)      $(438,000)
    State                                   57,000            64,000          53,000
    Foreign                                112,000            52,000           4,000
                                       -----------       -----------       ---------
                                          (197,000)         (178,000)       (381,000)
                                       -----------       -----------       ---------
Deferred provision (benefit):
    Federal                               (523,000)         (708,000)        379,000
    State                                     --               5,000          (2,000)
    Foreign                                (82,000)         (228,000)           --
                                       -----------       -----------       ---------
                                          (605,000)         (931,000)        377,000
                                       -----------       -----------       ---------
Increase in valuation allowance            889,000              --              --
                                       -----------       -----------       ---------
                                       $    87,000       $(1,109,000)      $  (4,000)
                                       ===========       ===========       =========


The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:


                                                           Year Ended December 31,
                                                     ----------------------------------
                                                      1996          1995           1994
                                                     -----          ----           ----
Statutory tax provision (benefit)                    (34.0)%       (34.0)%        (34.0)%
State income taxes, net of federal tax benefit         1.5           1.2           31.4
Foreign taxes                                          2.0           0.6           33.8
Tax credits utilized                                  (3.8)           --             --
Net operating losses for which no tax benefit is
  currently available                                 35.1            --             --
Other, net                                             2.6           2.6          (34.6)
                                                     -----         -----           ----
                                                       3.4%        (29.6)%         (3.4)%
                                                     =====          ====           ====

The tax effect of temporary differences that give rise to deferred income taxes are as follows:


                                                                 December 31,
                                                        ----------------------------
                                                           1996              1995
                                                        ----------       -----------
Gross deferred tax asset:
   Accruals and reserves currently not deductible       $  385,000       $   250,000
   Net operating loss carryforwards                      1,114,000           480,000
   Tax credit carryforwards                                305,000           278,000
   Intangible asset amortization                                --            60,000
   Other                                                    53,000            57,000
   Valuation allowance                                    (889,000)               --
                                                        ----------        ----------
                                                        $  968,000        $1,125,000
                                                        ==========        ==========
Gross deferred tax liability:
   Depreciation                                         $ (203,000)       $   (4,000)
   Other                                                   (13,000)         (108,000)
                                                        ----------        ----------
                                                        $ (216,000)       $ (112,000)
                                                        ==========        ==========

As December 31, 1996, the Company had net operating loss carryforwards and tax credit carryforwards for federal income tax purposes of approximately $2,131,000 and $511,000, respectively. The net operating loss carryforwards and tax credit carryforwards will begin to expire in 2009 and 2007, respectively.

During 1996, management evaluated the realizability of the deferred tax asset under the guidelines set forth in SFASNa 109 and recorded a valuation allowance. Realization of the remaining carryforwards and timing differences are dependent on generating sufficient taxable income prior to expiration of the carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

12. SAVINGS PLAN:

The Company has established a Retirement Savings Plan that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and covers substantially all employees. The Company currently matches 25% of eligible employees' contributions up to a maximum of 1.5% of each employee's compensation. The expense under this plan was approximately $136,000, $88,000 and $51,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

13. JOINT VENTURE:

In December 1995 the Company formed a joint venture with Electricite de France for the sale of products and services within the European Union. The Company invested $116,000 for a 51% ownership interest in Liberty M.P., SAS. Liberty M.P. had revenues of $2,423,000 and a net loss of $101,940 for the year ended December 31, 1996. Liberty M.P. had no material operating activities through December 31, 1995.

                                                                     Schedule II



                   LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


               Column A                   Column B        Column C        Column D         Column E          Column F
               --------                   --------        --------        --------         --------          --------
                                                          Additions
                                           Balance at     Charged to                                        Balance at
                                           Beginning      Costs and                          Other            End of
           Classifications                 of Period       Expenses      Deductions       Increases(A)        Period
           ---------------                 ----------     ----------     ----------       ------------      ----------
For the Year Ended,
    December 31, 1996
       Allowance for doubtful
          accounts                          $111,000       $ 81,000       $ 10,000         $      --         $182,000
                                            ========       ========       ========         =========         ========
For the Year Ended,
    December 31, 1995
       Allowance for doubtful
          accounts                          $136,000       $169,000       $194,000         $      --         $111,000
                                            ========       ========       ========         =========         ========
For the Year Ended,
    December 31, 1994
       Allowance for doubtful
          accounts                          $ 83,000       $ 31,000       $ 81,000         $103,000          $136,000
                                            ========       ========       ========         =========         ========

(A) Balances as of acquisition dates of INDT and Beta (see Note 2 of Notes to Consolidated Financial Statements)

                                INDEX TO EXHIBITS


                                                                                                                     Sequentially
Exhibit                                                                                                                Numbered
No.      Description                                                                                                     Page
---      -----------                                                                                                     ----


2.1      Agreement and Plan of Merger dated as of March 11, 1994 among the Company, Liberty Acquisition
         Corp., Industrial NDT Company, Inc., John D. Ridgeway, Jr. and Sandra R. Miles.  The Exhibits and Schedules
         to the Agreement and Plan of Merger other than the Disclosure Memorandum (not including attachments thereto), the Registration Rights and Stock Restriction Agreement and the Employment Agreements are not being filed with this Annual Report on Form 10-K. **..................................................................
2.2      Registration Rights and Stock Restriction Agreement between the Company and the shareholders of INDT dated as of March 28, 1994 **.........................................................................................
2.4      Stock Purchase Agreement dated as of August 9, 1994 by and among Liberty Technologies, Inc.,
         3039111 Canada, Ltd., and the shareholders of Beta Monitors & Controls, Ltd. (which are listed on Schedule
         A attached to the Stock Purchase Agreement.)***.................................................................
3.1      Restated Certificate of Incorporation of the Company*...........................................................
3.2      By-Laws of the Company, Effective November 10, 1992*............................................................
4.1      Specimen Stock Certificate*.....................................................................................
10.1     1992 Stock Option Plan and related Form of Stock Option Agreement*..............................................
10.2     1988 Stock Option Plan*.........................................................................................
10.3     Employee Stock Purchase Plan*...................................................................................
10.4     Retirement Savings Plan*........................................................................................
10.5     Agreements between the Company and each of R. Nim Evatt and Anthony L. Moffa*...................................
10.6     Lease between the Company and Lee Park Investors, L.P. with respect to the Company's principal executive offices*..............................................................................................
10.7     Asset Purchase Agreement between the Company, Boggs Technical
         Services, Inc. and Marcus Boggs*................................................................................
10.9     Form of Employee Innovation and Non-Disclosure Agreement*.......................................................
10.11    Agreement between the Company and B&W Nuclear Services dated August 5, 1988*....................................
10.13    Settlement Termination of Product Licensing Agreement*..........................................................
10.14    Restrictive Covenant Agreement between the Company and Marcus Boggs*............................................
10.16    Credit Agreement between the Company and First Fidelity Bank, N.A. as amended dated December 30, 1995*******....
10.17    Joint Development Agreement between the Company and EdF ****....................................................
10.19    Joint Venture Agreement between the Company and CHARTH, an affiliate of EdF, dated  November 22, 1994*****......
10.20    Amended Joint Venture Agreement between the Company and CHARTH, an affiliate of EdF dated December 1995*******..
10.21    Teaming Agreement Between Framatome and Liberty Technologies, Inc. for Spain dated March 1, 1995*******.........
10.22    Technology Transfer and License Agreement between the Company and Quantex Corporation dated
         June 14, 1994*******............................................................................................
10.23    Teaming Agreement Between Framatome, Liberty M.P., S.A.S. and Liberty Technologies, Inc. for France
         dated January 1, 1996*******....................................................................................
10.24    Shareholders' Rights Plan*******................................................................................
10.25    Credit Agreement between the Company and First Union Bank, N.A. as amended dated October 11, 1996...............      53
10.26    Credit Agreement between the Company and First Union Bank, N.A. as amended dated February 27, 1997..............      68
10.27    Credit Agreement between the Company and First Union Bank, N.A. as amended dated April 1, 1997..................     156
21.1     Subsidiaries....................................................................................................     446
23.1     Consent of Arthur Andersen LLP..................................................................................     447

----------------
* Filed as an exhibit to the Company's Form S-1 Registration Statement, No. 33-58600, and incorporated herein by this reference.
** Filed as an exhibit to the Company's Report on Form 8-K dated April 8, 1994.
*** Filed as an exhibit to the Company's Report on Form 8-K dated August 24, 1994.
**** Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993.
***** Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994.
****** Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
******* Filed as an exhibit to the Company's Report on Form 8-K dated May 15, 1996.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, Commonwealth of Pennsylvania, on the 14th day of April, 1997.

                                         LIBERTY TECHNOLOGIES, INC.


                                         By:/s/ R. Nim Evatt
                                            --------------------------
                                         President, Chief Executive Officer and
                                         Chairman of the Board

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:



               Signature                            Title                                        Date
               ---------                            -----                                        ----

/s/ R. Nim Evatt                       President, Chief Executive Officer                      4/14/97
--------------------------             and Chairman of the Board
    R. Nim Evatt                       (principal executive officer)

/s/ Daniel G. Clare                    Vice President - Finance (principal financial           4/14/97
--------------------------             and accounting officer)
    Daniel G. Clare


/s/ Robert L. Leon                     Director                                                4/14/97
--------------------------
    Robert L. Leon

/s/ James D. Rosener                   Director                                                4/14/97
--------------------------
    James D. Rosener

/s/ Richard J. Defieux                 Director                                                4/14/97
--------------------------
    Richard J. Defieux

/s/ John A. Hinds                      Director                                                4/14/97
--------------------------
    John A. Hinds

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, Commonwealth of Pennsylvania, on the 14th day of April, 1997.

                                         LIBERTY TECHNOLOGIES, INC.


                                         By:
                                            --------------------------
                                         President, Chief Executive Officer and
                                         Chairman of the Board

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:



               Signature                            Title                                         Date
               ---------                            -----                                         ----
/s/                                    President, Chief Executive Officer                       4/14/97
--------------------------             and Chairman of the Board
    R. Nim Evatt                       (principal executive officer)

/s/                                    Vice President - Finance (principal financial            4/14/97
--------------------------             and accounting officer)
    Daniel G. Clare


/s/                                    Director                                                 4/14/97
--------------------------
    Robert L. Leon

/s/                                    Director                                                 4/14/97
--------------------------
    James D. Rosener

/s/                                    Director                                                 4/14/97
--------------------------
    Richard J. Defieux

/s/                                    Director                                                 4/14/97
--------------------------
    John A. Hinds
