Form 10-Q
period 1997-03-31
LIBERTY TECHNOLOGIES INC
filed 1997-05-14
CIK 897730

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended        March 31, 1997
                       ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from
                                -----------------------

Commission File Number   0-21274
                        ----------



                           Liberty Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             Pennsylvania                                   23-2295708
 -------------------------------------                  -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



                                ---------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                        ---------------------------------
                        (Address, including zip code, and
                        telephone number (including area
                         code) of registrant's principal
                                executive office)

                                ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  YES  |X|    NO  ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                             Shares Outstanding at May 13, 1997
------------------                   -----------------------------------------
  Common Stock                                      5,004,615

===============================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements
(unaudited):                                                          Page No.
                                                                      --------
        Consolidated Statements of Operations
          Three months ended March 31, 1997 and 1996...............      3

        Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996.....................      4

        Consolidated Statements of Cash Flows
          Three months ended March 31, 1997 and 1996...............      5

        Notes to Consolidated Financial Statements.................      6


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................      7


                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K...........................     10


        Signatures.................................................     11


        Exhibit Index..............................................     12


        Exhibit - Calculation of Earnings Per Share................     13

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                    For the three months ended March 31,
                                                                (Unaudited)
                                                           1997          1996
                                                          -------      -------
Revenues:
   Product ..........................................     $ 4,091      $ 3,094
   Service ..........................................       5,665        5,197
                                                          -------      -------
                                                            9,756        8,291
                                                          -------      -------
Cost of revenues:
   Product ..........................................       1,521          941
   Service ..........................................       3,859        3,341
                                                          -------      -------
                                                            5,380        4,282
                                                          -------      -------
          Gross profit ..............................       4,376        4,009
                                                          -------      -------

Operating expenses:
   Engineering and product development ..............       1,107        1,000
   Selling, general and administrative ..............       3,470        3,045
                                                          -------      -------
                                                            4,577        4,045
                                                          -------      -------
          Operating loss ............................        (201)         (36)

Interest expense, net ...............................         (84)         (50)
                                                          -------      -------
          Loss before taxes and minority interest ...        (285)         (86)

Income tax benefit ..................................        --            (41)
                                                          -------      -------
              Loss before minority interest .........        (285)         (45)

Minority interest ...................................         (72)         (78)
                                                          -------      -------

Net loss ............................................     $  (213)     $  (123)
                                                          -------      -------


Net loss per share ..................................     $ (0.04)     $ (0.02)
                                                          =======      =======
Shares used in computing net loss per share .........       4,995        4,961
                                                          =======      =======




        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

                                ASSETS                            March 31,  December 31,
                                -----                               1997        1996
                                                                    ----        ----
Current assets:
    Cash and cash equivalents ..............................     $    865      $    324
    Accounts receivable, net ...............................        9,123         8,499
    Inventories ............................................        3,659         3,742
    Deferred income taxes ..................................          329           385
    Prepaid income taxes ...................................          246           230
    Prepaid expenses and other .............................          788           414
                                                                 --------      --------
              Total current assets .........................       15,010        13,594
Property and equipment, net ................................        4,445         4,612
Goodwill, net ..............................................        4,881         4,961
Deferred income taxes, net ................................           367           367
Other assets ...............................................        1,396         1,483
                                                                 --------      --------
                                                                 $ 26,099      $ 25,017
                                                                 ========      ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
    Line of credit .........................................     $  7,175      $  5,725
    Current maturities of long-term debt ...................           45            66
    Book overdraft .........................................          148           472
    Accounts payable .......................................        2,677         2,728
    Accrued compensation and benefits ......................        1,793         1,250
    Unearned revenue .......................................           25            12
    Income taxes payable ...................................           49           137
    Other accrued expenses .................................          228           376
                                                                 --------      --------
              Total current liabilities ....................       12,140        10,766
                                                                 --------      --------
Long-term debt .............................................          212           217
                                                                 --------      --------
Due to minority shareholder ................................          (15)           61
                                                                 --------      --------
Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued .............................          --            --
    Common stock, $.01 par value, 10,000,000 shares
       authorized,  5,018,987 and 5,018,987 shares issued,
       and 4,995,116 and 4,989,915 outstanding .............           50            50
    Additional paid-in capital .............................       17,227        17,242
    Accumulated deficit                                            (3,391)       (3,178)
    Treasury stock at cost .................................         (134)         (149)
    Cumulative translation adjustment ......................           10             8
                                                                 --------      --------
              Total shareholders' equity ...................       13,762        13,973
                                                                 --------      --------
                                                                 $ 26,099      $ 25,017
                                                                 ========      ========



        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 For the three months ended March 31,
                                                                              (Unaudited)
                                                                         1997         1996
                                                                       -------      -------
Cash flows from operating activities:
   Net loss ......................................................     $  (213)     $  (123)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
       Depreciation and amortization .............................         530          462
       Deferred income taxes .....................................          56           --
       Minority interest in income (loss) of joint venture .......         (72)          78
       Change in assets and liabilities
         (Increase) decrease in:
                   Accounts receivable ...........................        (624)         892
                   Inventories ...................................         (83)          31
                   Prepaid expenses and other ....................        (223)          11
                   Other assets ..................................         (53)         (67)
         Increase (decrease) in:
                   Accounts payable ..............................         (51)         (18)
                   Accounts expenses .............................         395         (268)
                   Income taxes payable ..........................         (88)        (194)
                   Unearned revenue...............................          13         (304)
                                                                       -------      -------
            Net cash provided by (used in) operating activities...        (413)         500
                                                                       -------      -------
Cash flows from investing activities:
   Purchases of property and equipment ...........................         (79)        (570)
   Other .........................................................         (84)          11
                                                                       -------      -------
            Net cash used in investing activities ................        (163)        (559)
                                                                       -------      -------
Cash flows from financing activities:
   Payments of long-term debt ....................................         (26)        (141)
   Net borrowings under line of credit ...........................       1,450          (75)
   Decrease in book overdraft ....................................        (324)         --
   Proceeds from Employee Stock Purchase Plan ....................          15           24
   Investment in minority shareholder in joint venture ...........        --             38
                                                                       -------      -------

            Net cash provided by (used in) financing activities ..       1,115         (154)
                                                                       -------      -------

Effect of foreign exchange rate changes on cash ..................           2           55
                                                                       -------      -------
Net increase (decrease) in cash and cash equivalents .............         541         (158)
Cash and cash equivalents, beginning of year .....................         324          356
                                                                       -------      -------
Cash and cash equivalents, end of period .........................     $   865      $   198
                                                                       =======      =======





        The accompanying notes are an integral part of these statements.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of results of the Company's operations for any other interim period or for the full year.

     Certain reclassifications have been made to the 1996 financial statements to conform to 1997 presentations.

2.   Inventories are summarized as follows:

                                        March 31, 1997    December 31, 1996
                                        --------------    -----------------
             Raw materials                $3,109,000         $3,171,000
             Finished goods                  550,000            571,000
                                          ----------         ----------
                                          $3,659,000         $3,742,000
                                          ==========         ==========


 3. Cash payment of income taxes for the three months ended March 31, 1997 and 1996 were approximately $17,000 and $39,000, respectively, all of which pertained to payment of prior year taxes. Interest paid for the three months ended March 31, 1997 and 1996 was $124,000 and $52,000, respectively.

4. Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which supersedes ABP Opinion No. 15, "Earnings per Share," was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. Management does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the Company's primary or fully-diluted EPS measured under APB No. 15. The Company will present both EPS measures on the face of the statement of operations.

                           LIBERTY TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996:

Total Revenues. Total revenues increased from $8,291,000 to $9,756,000, or 18%, from the first quarter of 1996 to the first quarter of 1997.

Service revenues increased from $5,197,000 to $5,665,000, or 9%, principally as a result of stronger nuclear service revenues. This increase was partially offset by lower industrial service revenues.

Product revenues increased from $3,094,000 to $4,091,000, or 32%, on higher sales of both condition monitoring products and RADView(TM). Condition monitoring sales increased from $2,912,000 to $3,517,000, or 21%, as a result of the release of a second-generation reciprocating engine/compressor product, the RECIP-TRAP(R) 9240. Sales of RADView increased from $182,000 to $574,000, or 215%, .

Cost of Revenues. Cost of revenues increased from $4,282,000 to $5,380,000, or 26%, from the first quarter 1996 to the first quarter 1997. As a percentage of total revenues, overall cost of revenues increased from 52% to 55% on higher sales of lower margin products and services.

Cost of service revenues increased as a percentage of service revenues from 64% in 1996 to 68% in 1997 due to the increased mix of lower margin nuclear services relative to industrial testing services.

Cost of product revenues increased as a percentage of product sales from 30% in 1996 to 37% in 1997. This higher cost of sales percentage was a result of increased sales in lower margin product lines.

Gross Profit. Gross profit increased from $4,009,000 to $4,376,000 from the first quarter of 1996 to the first quarter of 1997. As a percentage of total revenues, gross profit decreased from 48% to 45%. The Company expects that gross profit margin will vary from quarter to quarter depending on the mix and volume of products and services sold.

Operating Expenses. Operating expenses increased 13%, from $4,045,000 to $4,577,000 from the first quarter of 1996 to the first quarter of 1997. Operating expenses for Liberty Maintenance Predictive (LMP), which was not fully operational in 1996, increased from $11,000 to $262,000. Additionally, there were $203,000 of favorable restructuring reserve adjustments in 1996, with no such corresponding adjustments in 1997.

Income taxes. The Company's effective income tax rate was 37% in the first quarter of 1996. Consistent with the valuation allowance recorded against the Company's deferred tax asset in 1996, no tax benefit was recorded against the loss in the first quarter of 1997. This tax benefit would be recoverable through sufficient future earnings.

Net loss. Net loss increased from $123,000, or $0.02 per share, in the first quarter of 1996 to $213,000, or $0.04 per share, in the first quarter of 1997, primarily as a result of increased operating expenses and not recording a tax benefit on the loss in the first quarter of 1997.

The number of shares used in calculating loss per share increased from 4,961,000 in 1996 to $4,995,000 in 1997. The increase in shares resulted from the exercise of stock options during 1996 under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan during 1996 and 1997.

Liquidity and Capital Resources

The Company has financed its working capital requirements and capital expenditures primarily through borrowings against the revolving credit facility.

At March 31, 1997, the Company had cash and investments aggregating $865,000 compared to $324,000 at December 31, 1996, reflecting the cash provided by financing activities.

Net cash provided by operations during the first quarter of 1996 was $500,000 compared to cash used by operations of $413,000 during the first quarter of 1997. The change was principally attributable to an increase in accounts receivable on higher sales and in an increase in prepaid and other assets, offset by an increase in accrued expenses.

Net cash used in investing activities decreased from $559,000 in the first quarter 1996 to $163,000 in the first quarter 1997. This decrease resulted from lower capital additions.

Net cash used by financing activities in the first quarter 1996 was $154,000 compared to cash provided of $1,115,000 in the first quarter of 1997. The 1996 amount reflects net repayments of $75,000 against the revolving credit facility, while the 1997 amount reflects net borrowings of $1,450,000 against that facility, offset by a decrease of $324,000 in the book overdraft.

During 1996 the Company increased its maximum availability on its revolving credit facility with a commercial bank from $5,000,000 to $7,500,000. The balance outstanding was $7,175,000 and $2,125,000 at March 31, 1997 and 1996, respectively, and the balance of the facility was available.

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

  1.     No reports on Form 8-K were filed during the quarter ended
         March 31, 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 1997




                                            LIBERTY TECHNOLOGIES, INC.
                                            (Registrant)




                                            /s/ R. Nim Evatt
                                            -------------------------------
                                            R. Nim Evatt, President and
                                            Chief Executive Officer





                                            /s/ Daniel G. Clare
                                            ----------------------------------
                                            Daniel G. Clare, V.P. Finance and
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                                  EXHIBIT INDEX




Exhibit                                                          Sequentially
Page                                                             Numbered
Number                                                           Number
------                                                           ------


11           Calculation of Earnings Per Share                       13