Form 10-Q
period 1997-06-30
LIBERTY TECHNOLOGIES INC
filed 1997-08-14
CIK 897730

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       June 30, 1997
                       --------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________________________

Commission File Number   0-21274
                         -------



                           Liberty Technologies, Inc.
                           --------------------------
             (Exact name of registrant as specified in its Charter)

             Pennsylvania                                    23-2295708
--------------------------------------                   -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                   -----------------------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                          -----------------------------
               (Address, including zip code, and telephone number
                 (including area code) of registrant's principal
                                executive office)

                   -----------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES _X_    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                    Shares Outstanding at August 14, 1997
     ------------------            -----------------------------------------
       Common Stock                               5,010,339

================================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements (unaudited):              Page No.
                                                                     --------
                   Consolidated Statements of Operations
                     Three months and six months ended
                     June 30, 1997 and 1996 ......................       3

                   Consolidated Balance Sheets
                     June 30, 1997 and December 31, 1996..........       4

                   Consolidated Statements of Cash Flows
                     Six months ended June 30, 1997 and 1996 .....       5

                   Notes to Consolidated Financial Statements ....       6


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................       8



                         PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .........................      12


                Signatures ........................................      13


                Exhibit Index .....................................      14


                Exhibit - Calculation of Earnings Per Share .......      15

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                          For the three months ended June 30,    For the six months ended June 30,
                                                     (Unaudited)                             (Unaudited)

                                                   1997          1996                     1997          1996
                                                   ----          ----                     ----          ----
Revenues:
   Product ...............................      $  3,473       $  2,850                 $  7,563       $  5,944
   Service ...............................         7,456          7,211                   13,122         12,408
                                                --------       --------                 --------       --------

                                                  10,929         10,061                   20,685         18,352
                                                --------       --------                 --------       --------

Cost of revenues:
   Product ...............................         1,294          1,086                    2,815          2,027
   Service ...............................         4,591          4,498                    8,450          7,750
                                                --------       --------                 --------       --------

                                                   5,885          5,584                   11,265          9,777
                                                --------       --------                 --------       --------

              Gross profit ...............         5,044          4,477                    9,420          8,575
                                                --------       --------                 --------       --------

Operating expenses:
   Engineering and product
    development ..........................         1,177            947                    2,285          1,947
   Selling, general and
    administrative .......................         3,493          3,380                    6,962          6,514
                                                --------       --------                 --------       --------

                                                   4,670          4,327                    9,247          8,461
                                                --------       --------                 --------       --------

              Operating income ...........           374            150                      173            114

Interest expense, net ....................          (214)           (21)                    (298)           (71)

Other income .............................            --             25                       --             25
                                                --------       --------                 --------       --------


              Income (loss) before taxes
                   and minority interest
                                                     160            154                     (125)            68

Income taxes .............................            --             64                       --             23
                                                --------       --------                 --------       --------

              Income (loss) before
                   minority interest .....           160             90                     (125)            45


Minority interest ........................           (33)           (12)                    (105)            67
                                                --------       --------                 --------       --------

Net income (loss) ........................      $    193       $    102                 $    (20)      $    (22)
                                                ========       ========                 ========       ========



Net income (loss) per share ..............      $   0.04       $   0.02                 $   0.00       $   0.00
                                                ========       ========                 ========       ========


Shares used in computing net income (loss)
      per share ..........................         5,064          5,310                    5,000          4,964
                                                ========       ========                 ========       ========




        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                ASSETS                            June 30,     December 31,
                                ------                              1997           1996
                                                                    ----           ----
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents ..............................      $    506       $    324
    Accounts receivable, net ...............................         9,455          8,499
    Inventories ............................................         3,746          3,742
    Deferred income taxes ..................................           327            385
    Prepaid income taxes ...................................           263            230
    Prepaid expenses and other .............................           974            414
                                                                  --------       --------

              Total current assets .........................        15,271         13,594
Property and equipment, net ................................         4,261          4,612
Goodwill, net ..............................................         4,800          4,961
Deferred income taxes, net .................................           367            367
Minority interest ..........................................            50             --
Other assets ...............................................         1,323          1,483
                                                                  --------       --------

                                                                  $ 26,072       $ 25,017
                                                                  ========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit .........................................      $  7,145       $  5,725
    Current maturities of long-term debt ...................            58             66
    Book overdraft .........................................           247            472
    Accounts payable .......................................         2,901          2,728
    Accrued compensation and benefits ......................         1,118          1,250
    Unearned revenue .......................................            50             12
    Income taxes payable ...................................            --            137

    Other accrued expenses .................................           399            376
                                                                  --------       --------

              Total current liabilities ....................        11,918         10,766
                                                                  --------       --------

Long-term debt .............................................           197            217
                                                                  --------       --------

Minority interest ..........................................            --             61
                                                                  --------       --------
Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued .............................            --             --
                                                                  --------       --------
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,022,987 and 5,018,987 shares issued,
       and 5,004,615 and 4,989,915 outstanding .............            50             50
    Additional paid-in capital .............................        17,222         17,242
    Accumulated deficit ....................................        (3,198)        (3,178)
    Treasury stock at cost .................................           (94)          (149)
    Cumulative translation adjustment ......................           (23)             8
              Total shareholders' equity ...................        13,957         13,973
                                                                  --------       --------

                                                                  $ 26,072       $ 25,017
                                                                  ========       ========

        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                         For the six months ended June 30,
                                                         ---------------------------------
                                                                    (Unaudited)
                                                                1997          1996
                                                                ----          ----
Cash flows from operating activities:
   Net loss ............................................      $   (20)      $   (22)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
       Depreciation and amortization ...................        1,056         1,018
       Deferred income taxes ...........................           58            --
       Minority interest in income (loss) of
         joint venture .................................         (105)           67
       Change in assets and liabilities
           (Increase) decrease in:
                   Accounts receivable .................         (957)         (732)
                   Inventories .........................         (170)         (522)
                   Prepaid expenses and other ..........         (332)           71
                   Other assets ........................         (130)         (165)
           Increase (decrease) in:
                    Accounts payable ...................          173           315
                    Accrued expenses ...................         (109)         (529)
                    Income taxes payable ...............         (154)           64)
                    Unearned revenue ...................           38          (308)
                                                              -------       -------
              Net cash used in operating activities ....         (652)         (871)
                                                              -------       -------
Cash flows from investing activities:
   Purchases of property and equipment .................         (269)         (892)
   Purchases of licenses ...............................           --          (100)

   Patent costs ........................................           --          (177)

   Other ...............................................          (26)           21
                                                              -------       -------
              Net cash used in investing activities ....         (295)       (1,148)
                                                              -------       -------
Cash flows from financing activities:
   Payments of long-term debt ..........................          (28)          (58)
   Net borrowings under line of credit .................        1,420         1,800
   Decrease in book overdraft ..........................         (225)           --
   Proceeds from Employee Stock Purchase Plan ..........           28            33
   Exercise of options and warrants ....................            7            67
   Investment from minority shareholder in joint venture          (42)           23
                                                              -------       -------
              Net cash provided by (used in)
                financing activities ...................        1,160         1,865
                                                              -------       -------

Effect of foreign exchange rate changes on cash ........          (31)          (22)
                                                              -------       -------
Net increase (decrease) in cash and cash equivalents ...          182          (176)
Cash and cash equivalents, beginning of year ...........          324           356
                                                              -------       -------
Cash and cash equivalents, end of period ...............      $   506       $   180
                                                              =======       =======



        The accompanying notes are an integral part of these statements.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of results of the Company's operations for any other interim period or for the full year.


2.   Inventories are summarized as follows:

                                           June 30, 1997   December 31, 1996
                                           -------------   -----------------
             Raw materials                    $3,207,000      $3,171,000
             Finished goods                      539,000         571,000
                                              ----------      ----------
                                              $3,746,000      $3,742,000
                                              ==========      ==========
3. Cash payment of income taxes for the six months ended June 30, 1997 and 1996 were approximately $79,000 and $83,000, respectively, all of which pertained to payment of prior year taxes. Interest paid for the six months ended June 30, 1997 and 1996 was $286,000 and $95,000, respectively.

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

5. After June 30, 1997, borrowings under the Company's revolving credit facility with a commercial bank (the Bank) are limited to 85% of eligible receivables and 25% of eligible inventory. The Company's outstanding principal balance under the credit facility exceed the borrowing base, which constitutes an Event of Default. The Bank has reserved the right not to make any further advances under the facility in excess of the borrowing base and any future advances are at the discretion of the Bank.

6. At June 30, 1997 the Minority Interest in the Company's joint venture, Liberty M.P., S.A. (LMP), was in a receivable balance. Since that date the minority partner in LMP has made additional contributions that would eliminate the receivable balance.

7. On July 25, 1997, the Company entered into an agreement to sell substantially all of the assets of its nondestructive testing and evaluation services business (the NDE Business) to a subsidiary of General Electric Company (GE) for a purchase price consisting of cash in the amount of $13,600,000 (but which is subject to a dollar-for-dollar reduction based on the amount of working capital and the amount of fixed assets of the NDE Business on the closing date) and the assumption of certain associated liabilities in an amount not to exceed $1,390,000. Approximately 10% of the cash portion of the purchase price will be held in escrow to secure certain indemnification obligations of the Company to the buyer. Consummation of the transaction is subject to, among other things, the approval of the Company's shareholders. If approved and the other conditions are satisfied, it is currently expected that the transaction will be consummated by October 31, 1997. Upon consummation, the Company expects to record an estimated $3.4 million net gain on this sale.

     Upon completion of the sale of the NDE Business, the Company will continue to operate its products business which consists of the following business:
     (1) performance and condition monitoring products and service, including dynamic testing services, (2) RADView(TM) imaging systems and (3) international business development. The Company intends to use the proceeds from the sale of the NDE Business to repay its outstanding bank debt, to invest in the Products Business and for other general corporate purposes.

                           LIBERTY TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996:

Total Revenues. For the three and six month comparative periods ended June 30, 1996 and 1997, total revenues increased from $10,061,000 to $10,929,000, or 9%, and from $18,352,000 to $20,685,000, or 13%, respectively.

Service revenues increased from $7,211,000 to $7,456,000, or 3%, for the three months ended June 30, 1996 and 1997, respectively, and from $12,408,000 to $13,122,000, or 6%, for the six months ended June 30, 1996 and 1997, respectively, principally as a result of stronger nuclear and industrial service revenues. This increase was partially offset by lower non-destructive evaluation
(NDE) service revenues.

Product revenues increased from $2,850,000 to $3,473,000, or 22%, for the three months ended June 30, 1996 and 1997, respectively, on higher sales of industrial condition monitoring products to domestic power and international industrial customers. Product revenues increased from $5,944,000 to $7,563,000, or 27%, for the six months ended June 30, 1996 and 1997, respectively, on higher sales of both industrial condition monitoring products and RADView(TM).

Cost of Revenues. Cost of revenues increased from $5,584,000 to $5,885,000, or 5%, for the three months ended June 30, 1996 and 1997, respectively, and from $9,777,000 to $11,265,000, or 15%, for the six months ended June 30, 1996 and
1997, respectively, as a result of higher sales volume. For the three month comparative period, overall costs of revenues decreased as a percentage of total revenues from 56% to 54%. For the six month comparative period, overall cost of revenues as a percentage of revenues increased from 53% to 54%.

Gross Profit. Gross profit increased from $4,477,000 to $5,044,000 and from $8,575,000 to $9,420,000 for the three and six month periods ended June 30, 1996 and 1997, respectively. For the three month comparative period, gross profit as a percentage of total revenues increased from 44% to 46%. For the six month comparative period, gross profit as a percentage of revenues decreased from 47% to 46%. The Company expects that gross profit margin will vary from quarter to quarter depending on the mix and volume of products and services sold.

Operating Expenses. Operating expenses increased 8%, from $4,327,000 to $4,670,000 and 9%, from $8,461,000 to $9,247,000, respectively, for the three and six month periods ended June 30, 1996 and 1997. Increased operating expenses were attributable to Liberty Maintenance Predictive (LMP), which was not fully operational in 1996 and which had operating expenses of $198,000 and $497,000 for the six months ended June 30, 1996 and 1997, respectively. RADView operating expenses increased from $847,000 to $1,103,000 for the same period. Additionally, there were $203,000 of favorable restructuring reserve adjustments in 1996, with no such corresponding adjustments in 1997.

Interest expense, net. Net interest expense increased from $21,000 to $214,000 and from $71,000 to $298,000 for the three and six months ended June 30, 1996 and 1997, respectively, as a result of higher average borrowings against the Company's bank line of credit and an increase in the average interest rate charged for this facility, from an average of 6.5% in 1996 to an average of 8.1% in 1997.

Income taxes. The Company's effective income tax rate was 42% and 34%, respectively for the three and six month periods ended June 30, 1996. Consistent with the valuation allowance recorded against the Company's deferred tax asset in 1996, no tax benefit was recorded against the loss for the six months period ended June 30, 1997. This tax benefit would be recoverable from any future earnings, including any gains to be recognized on the sale of the assets of the Company's NDE business described below.

Net income (loss). Net income increased from $102,000, or $0.02 per share, to $193,000, or $0.04 per share for the three month comparative period. Net loss decreased from $22,000 to $20,000 for the six month comparative period. The improvement in earnings for the three month comparative period is attributable primarily to higher operating income and no income tax expense, partially offset by higher interest expense.

The number of shares used in calculating loss per share decreased from 5,310,000 to 5,064,000 in the three month comparative period, and increased from 4,964,000 to 5,000,000 in the six month comparative period. The decrease in shares in the three month period resulted primarily from the lower dilutive effect of options because of the change in stock price. The increase in shares in the six month period resulted from the exercise of stock options under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan.

Liquidity and Capital Resources

The Company has financed its working capital requirements and capital expenditures primarily through borrowings against its revolving credit facility.

At June 30, 1997, the Company had cash and investments aggregating $506,000 compared to $324,000 at December 31, 1996, reflecting the cash provided by financing activities.

Net cash used in operations decreased from $871,000 during the first half of 1996 to $652,000 during the first half of 1997. The change was principally attributable to a lower increase in inventories and higher increases in accrued expenses and unearned revenue, offset by an increase in accounts receivable and an increase in prepaid and other assets, and further offset by lower accounts payable and income taxes payable.

Net cash used in investing activities decreased from $1,148,000 in the first half of 1996 to $295,000 in the first half of 1997. This decrease resulted from lower capital additions, no purchases of licenses and no additional patent costs.

Net cash provided by financing activities decreased from $1,865,000 during the first half of 1996 to $1,160,000 in the first half of 1997. Net borrowings against the Company's bank line of credit increased $1,800,000 in 1996 compared to an increase of $1,420,000 in 1997. The additional borrowings in 1997 are offset by a decrease of $225,000 in the book overdraft.

The Company amended its revolving credit facility with a commercial bank effective April 3, 1997. The amended facility provides availability of $9,000,000 through June 30, 1997; $7,500,000 through September 30, 1997;
$6,500,000 through December 31, 1997; and $5,500,000 through March 31, 1998.
After June 30, 1997, borrowings under the line are limited to 85% of eligible receivables and 25% of eligible inventory, as defined. Beginning October 1, 1997, the borrowing base will be limited solely to 85% of eligible receivables, as defined. The interest rate on the facility varies, based on the ratio of the Company's debt to equity, from the Eurodollar rate plus 1.50% to the bank's prime rate plus 1.00% and is payable at the maturity of each draw against the facility. The line of credit expires on March 31, 1998. The balance outstanding was $7,145,000 and $5,725,000 at June 30, 1997 and 1996, respectively.

On July 25, 1997, the Company entered into an agreement to sell substantially all of the assets of its nondestructive testing and evaluation services business (the NDE Business) to a subsidiary of General Electric Company (GE) for a purchase price consisting of cash in the amount of $13,600,000 (but which is subject to a dollar-for-dollar reduction based on the amount of working capital and the amount of fixed assets of the NDE Business on the closing date) and the assumption of certain associated liabilities in an amount not to exceed $1,390,000. Approximately 10% of the cash portion of the purchase price will be held in escrow to secure certain indemnification obligations of the Company to the buyer. Consummation of the transaction is subject to, among other things, the approval of the Company's shareholders. If approved and the other conditions are satisfied, it is currently expected that the transaction will be consummated by October 31, 1997.

Upon completion of the sale of the NDE Business, the Company will continue to operate its products business which consists of the following business: (1) performance and condition monitoring products and service, including dynamic testing services, (2) RADView(TM) imaging systems and (3) international business development. The Company intends to use the proceeds from the sale of the NDE Business to repay its outstanding bank debt, to invest in the Products Business and for other general corporate purposes. If the sale of the NDE Business is completed, based on the Company's expected level of operations and capital expenditure requirements, management believes the Company's cash, internally generated funds and ability to conclude new financing arrangements will be sufficient to meet the Company's cash requirements. If the sale of the NDE Business is not completed, management believes that, in addition to the Company's cash, internally generated funds and ability to conclude new financing arrangements, the Company would seek other alternatives to meet its cash requirements.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  1. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1997




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

                                  EXHIBIT INDEX


                                                                  Sequentially
Exhibit                                                           Numbered Page
Number                                                            Number
------                                                            ------


11                 Calculation of Earnings Per Share                  15