Form 10-K/A
period 1996-12-31
LIBERTY TECHNOLOGIES INC
filed 1997-09-19
CIK 897730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           FORM 10-K/A Amendment No. 2


(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to _____________


                         Commission file number 1-11729



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES __X__      NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 7, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the NASDAQ National Market was $14,997,348 (4,999,116 shares outstanding at a closing price of $3.00 per share).

     As of April 7, 1997, the registrant had 4,999,116 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant's Proxy Statement for the Annual Meeting of Shareholders on June 10, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================



                               Page 1 of 451 Pages
                            Exhibit Index at Page 52

                               INDEX TO FORM 10-K
                           LIBERTY TECHNOLOGIES, INC.

                                                                         Page
                                                                      References

PART I

ITEM 1.   BUSINESS ......................................................     3

ITEM 2.   PROPERTIES.....................................................    18

ITEM 3.   LEGAL PROCEEDINGS..............................................    18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    18

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS............................................    19

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA...........................    20

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................    21

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    27

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................    27


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    28

ITEM 11.  EXECUTIVE COMPENSATION.........................................    29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    29

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    29

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K............................................    30

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


     A description of the consideration paid by the Company in connection with the above acquisitions is provided under the Notes to Consolidated Financial Statements portion of this Form 10-K document. Refer to Note 2. Acquisitions, page F-11.


Strategic Alliances

     The Company has entered into agreements with, and continues to seek, strategic partners to support product development and the sales and marketing of diagnostic systems and services. The following describes the Company's current strategic alliances:


     Kodak. In December 1996, Liberty MP signed a non-exclusive agreement with Kodak to represent RADView into the French market. Kodak receives a commission on net sales of RADView products which it sells.

     Sentinel/Amersham. In June 1996, Liberty entered into a non-exclusive agreement with Sentinel, the non-destructive test equipment business of Amersham International, to represent RADView digital and filmless radiography in the United Kingdom, German, and Benelux markets. Sentinel/Amersham receives a commission on net sales of RADView products which it sells.

     Groner Offshore I&M AS; Groner STK, Carl Bro. In May, 1996 Liberty signed an agreement with these three leading inspection and condition monitoring companies to offer the complete range of Liberty's diagnostic products and services to the Scandinavian market. Liberty pays a commission on net sales of Liberty products to the Scandinavian market. Liberty receives a royalty on any services sold that utilize Liberty products.

     Electricite de France. In December 1995, Liberty and EdF formed a joint venture company, Liberty M.P. to expand the Company's presence in the European power and process markets. Liberty M.P., with headquarters near Paris, France, provides predictive maintenance products and related services critical to the safe, reliable operation of electric power and industrial plants in the European Union. Liberty M.P. utilizes technologies developed by both Liberty Technologies and EdF. EdF is the largest utility in the world. In 1993 Liberty and EdF signed a joint development agreement with respect to the commercialization of the Company's STARS(R) Acoustic Blade Monitor, for monitoring blades in large, low-pressure turbines. Through December 31, 1996, the Company had invested $116,000 for a 51% ownership interest in Liberty M.P. For the year ended December 31, 1996, Liberty M.P. had revenues of $2,423,000 and a net loss of $101,940. There were no material operating activities through December 31, 1995.

     Framatome S.A. In March 1995, the Company entered into a 5-year non-exclusive license which allows Framatome S.A. to provide VOTES services in Spain. In January 1996, the two companies entered into a 5-year non-exclusive license which allows Framatome S.A. to sell the Company's VOTES product and provide related services to Electricite de France. Liberty receives a royalty on VOTES services provided by Framatome S.A.

     Asea Brown Boveri. In June 1994, the Company entered into a five-year exclusive license agreement with Asea Brown Boveri (ABB) Combustion Engineering Nuclear Operations which allows the Company to provide ABB's AirCEt(TM) Air Operated Valve diagnostic system and AirCEt related services to power and process customers worldwide. Concurrently, the Company granted ABB a non-exclusive license to provide Liberty's Valve Operation Test and Evaluation System (VOTES(R)) products and services in Russia and the Ukraine. Both companies pay a commission or receive a royalty on respective sales of their company's products or services.

     Quantex Corporation. In June 1994, Liberty entered into a ten-year exclusive worldwide licensing agreement (with a 10-year option) with Quantex Corporation of Rockville, Maryland that allows Liberty to manufacture, use and sell electron radiographic imaging technology developed by Quantex in non-bone and tissue applications. This technology, protected by 38 patents, replaces conventional film radiography with electron transfer methods to be used for nondestructive testing in the industrial field. The Company paid Quantex $625,000, of which $500,000 was for the rights to the Quantex technology and $125,000 of which was an advance against future royalties. Until Liberty has paid Quantex $2,500,000, Liberty will pay royalties of 5% on net sales of products and 2% on net sales of services utilizing Quantex technology. Thereafter, until Liberty has paid Quantex $5,000,000 the royalty will be 2% of net sales of products or services. Thereafter, the royalty will be 1% of net sales of products or services. There is a minimum annual royalty of $50,000 commencing in June 1997.

     Framatome Technologies, Inc. Since August 1988, Framatome Technologies, Inc. (formerly Babcock and Wilcox Nuclear Services, a subsidiary of Framatome S.A.) has been granted the right to provide training and field service support for VOTES in the United States and Canadian nuclear power industries. Liberty receives a royalty on services provided by Framatome Technologies, Inc.



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

     In addition to product sales, the Company provides sensors, accessories, hardware and software upgrades, and offers field services and training to its customers. The Company also performs specialized diagnostic and consulting services as part of customers' periodic predictive maintenance programs. The following table outlines the products and services currently offered by the
Company:


     Products                                   Initially Sold                       Applications
     --------                                   --------------                       ------------
AirCEt(TM)                                           1994            Data acquisition system for air operated valves
BETA-LINK(TM)                                        1995            Gathers and transmits data using radio telemetry
                                                                     simplifying data collection
BETA-TRAP(TM)                                        1982            Evaluates peak firing pressures and consistency
                                                                     among combustion engine cylinders
DATA-TRAP(R)                                         1983            Vibration-based condition monitoring and analysis
                                                                     for all classes of rotating equipment
DIESEL-TRAP(TM)                                      1994            Analysis and condition monitoring for diesel engines
FOUDRE                                               1996            Acoustic valve leak detection instrument
M-HEALTH(TM)                                         1988            Plant-wide machinery data collection and analysis
                                                                     system for condition monitoring and predictive
                                                                     maintenance
Motor Nalysis Software                               1996            Database management and analysis software for motor
                                                                     instruments
Motor Performance Analyzer                           1996            Instrument automatically detects early stage
                                                                     problems in electric motors
Motor Power Monitor(R)                               1993            Detects early-stage problems in motors and
                                                                     motor-driven equipment
Packing 'nForcer(R)                                  1993            Measurement of valve stem packing force
PERFORM(TM)                                          1995            Compressor operating efficiency optimization system
PRISM(TM)dms                                         1994            Comprehensive mechanical integrity support software
                                                                     system
Quarter Turn(TM)                                     1993            Quarter turn valve diagnostic system


QuickCheck II(R)                                     1995            Check valve testing system


RADView(TM) Film Digitizer and Workstation           1995            Converts existing radiographic film records to a
                                                                     digital format and offers improved records
                                                                     management and image analysis
RADView(TM) Filmless Radiography                     1996            Industrial Radiography system uses reusable phosphor
                                                                     screens instead of radiographic films
RECIP-TRAP(R)                                        1985            Analyzes performance and health of reciprocating
                                                                     compressors and engines
RECIP-TRAP 9240                                      1997            Multi-channel real time analyzer for engines and
                                                                     compressors
RECIP-TRAP/Online(TM)                                1995            Monitors reciprocating machinery on line, multiple
                                                                     machines, networks data
Rt Win                                               1996            Microsoft Windows based analysis software for
                                                                     Recip-Trap and Recip-Trap 9240
Valve Vision                                         1996            Control valve testing instrument
VOTES(R) 100E                                        1996            Compact version of Votes for motor operated


VOTES(R) For Windows                                 1995            Advanced valve analysis software product
VOTES (R) Systems, Sensors and                       1998            Motor operated valve diagnostic testing
Accessories

                                                                     valve diagnostics

VOTES(R) for Windows                                 1995            Advanced valve analysis software product
VOTES(R) Systems, Sensors and Accessories            1988            Motor operated valve diagnostic testing

     Services
     --------

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

----------
(1) Customer Service and Applications Engineering Services supplied originally by Beta, acquired by the Company in August 1994.

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

     Motor Performance Tracker(TM) (MPT). MPT is a control panel-mounted electric motor performance and health monitor. It provides continuous data on a motor's rotor, stator, power source, motor shaft speed, torque efficiency, and other operating parameters. MPT performs its tests while the motor is in normal operation. There have been two patents awarded and several others pending on this product.

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

Customers


     Current customers for the Company's products are companies in the domestic and international power and process industries. In 1996, the Company's foreign operations and export sales approximated $4.6 million or 13% of total revenues. In 1995 and 1994, foreign operations and export sales accounted for less than 10% of total revenues. In 1996, 1995 and 1994, no customer accounted for 10% or more of total revenues. Because of the Company's typical pattern of revenues, its growth and the increase in its customer base, the Company does not believe that the loss of any particular customer would have a material adverse effect on the Company's business. However, due to the variability in the size and timing of orders for both products and services from the Company's customers, the Company's operating results may vary significantly from quarter to quarter.


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

Patents and Intellectual Property


     The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its products and proprietary technologies. The Company believes that their patents and intellectual property provide Liberty with a competitive advantage. The loss of any single item, however, would not have a significant impact on the Company. The Company currently owns 24 U.S. patents (one expires in 1998, 23 expire between 2007 and 2015) and 27 foreign patents (expire between 2008 and 2012) and in addition has assigned four U.S. and one foreign patent to EPRI in return for exclusive worldwide marketing and licensing rights for STARS ABM. The RADView technology is protected by 38 U.S. patents (expire between 2006 and 2009) under license from Quantex Corporation. In addition, the Company currently has eight U.S. and 23 foreign patent applications pending. The Company's software is protected under copyright laws.


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

                                             High      Low
               1995
               ----
               First Quarter                 5 3/4     3 1/2
               Second Quarter                6 1/2     5
               Third Quarter                 6 3/4     4 1/2
               Fourth Quarter                5 1/2     3 3/4
               1996
               ----
               First Quarter                 6 1/8     4 3/8
               Second Quarter                8 5/8     5 1/2
               Third Quarter                 6 1/4     3 3/16
               Fourth Quarter                4 1/4     2 1/2

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

Statement of Operations Data:                                                  Year Ended December 31
                                                                         (In thousands, except per share data)
                                                            1996           1995              1994(1)           1993(1)       1992
                                                          --------       --------          --------          --------      --------
Revenues
    Product                                               $ 12,456       $ 12,474          $  9,049          $ 12,397      $ 12,685
    Service                                                 23,125         26,645            18,682             6,161         1,037
                                                          --------       --------          --------          --------      --------
                                                            35,581         39,119            27,731            18,558        13,722
                                                          --------       --------          --------          --------      --------
Cost of revenues
    Product                                                  4,243          5,364             3,335             3,380         3,890
    Service                                                 15,255         17,266            12,247             3,862           311
                                                          --------       --------          --------          --------      --------
                                                            19,498         22,630            15,582             7,242         4,201
                                                          --------       --------          --------          --------      --------
    Gross profit
      Product                                                8,213          7,110             5,714             9,017         8,795
      Service                                                7,870          9,379             6,435             2,299           726
                                                          --------       --------          --------          --------      --------
                                                            16,083         16,489            12,149            11,316         9,521
                                                          --------       --------          --------          --------      --------

Operating expenses
    Engineering and product development                      4,656          2,868             3,122             3,393         3,649
    Selling, general and administrative                     13,736         12,883             9,233             4,577         3,347
    Non-recurring charge                                      --            4,428(2)           --                --             509
                                                          --------       --------          --------          --------      --------
                                                            18,392         20,179            12,355             7,970         7,505
                                                          --------       --------          --------          --------      --------
         Operating income (loss)                            (2,309)        (3,690)             (206)            3,346         2,016
Interest income (expense), net                                (226)           (61)              139               169             9
Other                                                         --             --                 (41)             --            --
                                                          --------       --------          --------          --------      --------
         Income (loss) before income taxes,
           extraordinary item, change in
           accounting principle and
           minority interest                                (2,535)        (3,751)             (108)            3,515         2,025
Income taxes (benefit)                                          87         (1,109)               (4)            1,106           811
                                                          --------       --------          --------          --------      --------
         Income (loss) before extraordinary
           item, change in accounting
           principle and minority interest                  (2,622)        (2,642)             (104)            2,409         1,214
Minority interest in loss of joint venture                     (50)          --                --                --            --
                                                          --------       --------          --------          --------      --------
         Income (loss) before extraordinary
           item and change in accounting
           principle                                        (2,572)        (2,642)             (104)            2,409         1,214
Extraordinary item and accounting change                      --             --                --                 100            34
                                                          --------       --------          --------          --------      --------
Net income (loss)                                         $ (2,572)      $ (2,642)         $   (104)         $  2,509      $  1,248
                                                          ========       ========          ========          ========      ========
Net income (loss) per share(3):
    Before extraordinary item and
       accounting change                                  $   (.52)      $   (.53)         $   (.02)         $   0.52      $   0.34
    Extraordinary item/accounting change                      --             --                --                0.02          0.01
                                                          --------       --------          --------          --------      --------
                                                          $   (.52)      $   (.53)         $   (.02)         $   0.54      $   0.35
                                                          ========       ========          ========          ========      ========
Shares used in computing net income (loss)
   per share                                                 4,970          4,943             4,859             4,637         3,588
                                                          ========       ========          ========          ========      ========
Balance Sheet Data:
    Cash and investments                                  $    324       $    356          $  1,083          $  9,175      $  1,973
    Working capital                                          2,828          5,773             6,967            15,226         3,046
    Total assets                                            25,017         23,803            24,403            19,875         7,160
    Long-term debt                                             217            259               315               188           327
    Total debt                                               6,008          2,551               566               371           575
    Redeemable convertible preferred stock                    --             --                --                --           4,321
    Shareholders' equity (deficit)                          13,973         16,410            18,954            17,502          (153)


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


         The Company's primary source of financing in 1996 and 1997 has been borrowings under its line of credit. Since the original filing of this report, the Company has failed to perform certain covenants contained in its line of credit, resulting in it being in default thereunder, an event which was reported in the original filing of its Form 10-Q for the quarter ended June 30, 1997. To date, the Company has been permitted by its lenders to continue to borrow moneys from time to time under the credit facility, up to the maximum $7,500,000, notwithstanding the existing default. However, no assurance can be given that the lenders will continue to permit such additional borrowings in the future or will not accelerate all outstanding amounts under the line of credit. As a result of such default, Arthur Andersen LLP, the Company's independent auditors, modified its report to the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1996, which revised report is filed with Form 10-K/A.

     The modified opinion of Arthur Andersen, LLP indicates that the Company (i) incurred losses during the last three fiscal years and has continued to incur losses in 1997 (ii) continues to experience limitations on its ability to borrow and (iii) is in violation of certain loan covenants that give the lenders the right to accelerate the due date of the loan. These factors create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities.

         On July 25, 1997, the Company entered into an agreement with General Electric Company (GE) to sell substantially all of the assets of the Company's nondestructive testing and evaluation services business (the NDE Business) for $13.6 million in cash, subject to downward adjustment based upon the closing balance sheet. An amount equal to 10% of the purchase price must be held in an escrow account for a period of one year from the closing date. The Company intends to use the proceeds from the sale of the NDE Business to repay its bank debt, to invest in the products business and for other corporate purposes. The sale of the NDE Business is subject to the approval of the Company's shareholders, among other things. There can be no assurance that the Company will consummate the sale of the NDE Business. If the sale of the NDE Business is not completed, the Company would need to pursue alternative financing such as a private placement. Management is unable to estimate the amount and timing of funding required, if any, from these alternative sources. The Company believes that if the sale of the NDE Business is consummated, the going concern qualification would be rescinded.

         The Company believes that its current cash and short-term investment resources, cash provided by the anticipated sale of the NDE Business and availability under its current and anticipated line of credit, will be sufficient to fund the Company's operations, debt and lease obligations, and expected capital expenditures for the next twenty-four months and to the best belief of management on a longer term basis. Additional financing may be required for the Company to consummate any material business acquisitions.

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

ITEM 11. EXECUTIVE COMPENSATION


     The information required by Item 11 with regard to the Company's officers is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 29, 1997 and is hereby incorporated by reference herein.

     With regard to compensation for the Board of Directors, employee directors are not compensated for their services as members of the Board. Compensation of outside directors is determined by action of the Compensation and Benefits Committee or the whole Board after receiving the recommendations of the Chief Executive Officer. Currently, non-employee directors are paid $1,250 per meeting attended. Each non-employee director has been granted an option to purchase 10,000 shares of Common Stock on the later to occur of October 1, 1993 and the date that such director is first elected to the Board. In addition, each non-employee director is entitled to receive an annual grant of a stock option under the Company's 1992 Stock Option Plan to purchase 2,500 shares of Common Stock, such option to be granted, priced and fully vested on the date that is the anniversary of the commencement of such director's service. The exercise price of option grants is set at the NASDAQ closing price on the day prior to the date of grant.


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


As discussed in Note 1, subsequent to February 5, 1997, the date of our original report (except for the matter discussed in Notes 1 and 6 as to which the date is April 4, 1997), the Company (i) has continued to incur losses in 1997 (ii) continues to experience limitations on its ability to borrow and (iii) is in violation of certain loan covenants that gives the lenders the right to accelerate the due date of the loan. These factors, as described in Note 1, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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

                                                             ARTHUR ANDERSEN LLP




Philadelphia, Pa.
    September 17, 1997


LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                   December 31,
                                                               --------------------
                                ASSETS                           1996        1995
                                ------                         --------    --------
Current assets:
    Cash and cash equivalents ..............................   $    324    $    356
    Accounts receivable, net of allowance for doubtful
     accounts of $182 and $111 .............................      8,499       9,050
    Inventories ............................................      3,742       2,075
    Deferred income taxes ..................................        385         730
    Prepaid income taxes ...................................        230         319
    Prepaid expenses and other .............................        414         377
                                                               --------    --------
              Total current assets .........................     13,594      12,907
Property and equipment, net ................................      4,612       3,890
Goodwill, net ..............................................      4,961       5,325
Deferred income taxes, net .................................        367         281
Other assets ...............................................      1,483       1,400
                                                               --------    --------
                                                               $ 25,017    $ 23,803
                                                               ========    ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
    Line of credit .........................................   $  5,725    $  2,200
    Current maturities of long-term debt ...................         66          92
    Book overdraft .........................................        472        --
    Accounts payable .......................................      2,728       2,277
    Accrued compensation and benefits ......................      1,250       1,361
    Unearned revenue .......................................         12         340
    Income taxes payable ...................................        137         196
    Other accrued expenses .................................        376         668
                                                               --------    --------

              Total current liabilities ....................     10,766       7,134
                                                               --------    --------

Long-term debt .............................................        217         259
                                                               --------    --------
Due to minority shareholder                                          61        --
                                                               --------    --------

Commitments (Note 8)

Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued                                      --         --
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,018,987 and 5,003,362 shares issued,
       and 4,989,915 and 4,957,151 outstanding .............         50          50
    Additional paid-in capital .............................     17,242      17,195
    Accumulated deficit ....................................     (3,178)       (606)
    Treasury stock at cost .................................       (149)       (237)
    Cumulative translation adjustment ......................          8           8
                                                               --------    --------
              Total shareholders' equity ...................     13,973      16,410
                                                               --------    --------

                                                               $ 25,017    $ 23,803
                                                               ========    ========

The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 --------------------------------
                                                                   1996        1995        1994
                                                                 --------    --------    --------
Revenues:
   Product ...................................................   $ 12,456    $ 12,474    $  9,049
   Service ...................................................     23,125      26,645      18,682
                                                                 --------    --------    --------

                                                                   35,581      39,119      27,731
                                                                 --------    --------    --------

Cost of revenues:
   Product ...................................................      4,243       5,364       3,335
   Service ...................................................     15,255      17,266      12,247
                                                                 --------    --------    --------

                                                                   19,498      22,630      15,582
                                                                 --------    --------    --------

              Gross profit ...................................     16,083      16,489      12,149
                                                                 --------    --------    --------

Operating expenses:
   Engineering and product development .......................      4,656       2,868       3,122
   Selling, general and administrative .......................     13,736      12,883       9,233
   Non-recurring charges (Note 3) ............................       --         4,428        --
                                                                 --------    --------    --------

                                                                   18,392      20,179      12,355
                                                                 --------    --------    --------

              Operating loss .................................     (2,309)     (3,690)       (206)

Interest income (expense), net ...............................       (226)        (61)        139

Other ........................................................       --          --           (41)
                                                                 --------    --------    --------

              Loss before income taxes and minority interest..     (2,535)     (3,751)       (108)

Income taxes (benefit) .......................................         87      (1,109)         (4)
                                                                 --------    --------    --------

              Loss before minority interest ..................     (2,622)     (2,642)       (104)

Minority interest in loss of joint venture ...................        (50)       --          --
                                                                 --------    --------    --------

Net loss .....................................................   $ (2,572)   $ (2,642)   $   (104)
                                                                 ========    ========    ========

Net loss per share ...........................................   $   (.52)   $   (.53)   $   (.02)
                                                                 ========    ========    ========

Shares used in computing net loss per share ..................      4,970       4,943       4,859
                                                                 ========    ========    ========



The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                                                     Common Stock                             Treasury Stock                 Total
                                                  ------------------  Additional  Retained  ------------------  Cumulative   Share-
                                                    Number             Paid-in   Earnings     Number           Translation  holders'
                                                  of Shares   Amount   Capital   (Deficit)  of Shares   Amount  Adjustment   Equity
                                                  ---------   ------  --------    -------   ---------   ------  ----------   -------
Balance, December 31, 1993 ...................... 4,614,638   $   46    15,315    $ 2,140       --      $ --      $ --      $17,501
  Shares issued in connection with acquisition of
    Industrial NDT Company, Inc. (Note 2) .......   317,460        3     1,751       --         --        --        --        1,754
  Exercise of stock options .....................    57,100        1       131       --         --        --        --          132
  Purchase of treasury stock ....................      --       --        --         --       75,000      (406)     --         (406)
  Shares issued for employee stock purchase plan      4,914     --          15       --       (9,422)       62      --           77
  Net loss ......................................      --       --        --         (104)      --        --        --         (104)
                                                  ---------   ------  --------    -------     ------    ------    ------    -------
Balance, December 31, 1994 ...................... 4,994,112       50    17,212      2,036     65,578      (344)     --       18,954
  Exercise of stock options .....................     9,250     --          16       --         --        --        --           16
  Shares issued for employee stock purchase plan       --       --         (33)      --      (19,367)      107      --           74
  Currency translation adjustment ...............      --       --        --         --         --        --           8          8
  Net loss ......................................      --       --        --       (2,642)      --        --        --       (2,642)
                                                  ---------   ------  --------    -------     ------    ------    ------    -------
Balance, December 31, 1995 ...................... 5,003,362       50    17,195       (606)    46,211      (237)        8     16,410
  Exercise of stock options .....................    15,625     --          67       --         --        --        --           67
  Shares issued for employee stock purchase plan       --       --         (20)      --      (17,139)       88      --           68
  Net loss ......................................      --       --        --       (2,572)      --        --        --       (2,572)
                                                  ---------   ------  --------    -------     ------    ------    ------    -------
Balance, December 31, 1996 ...................... 5,018,987   $   50  $ 17,242    $(3,178)    29,072    $ (149)   $    8    $13,973
                                                  =========   ======  ========    =======     ======    ======    ======    =======



The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
-----------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             Year Ended December 31,
                                                                         -----------------------------
                                                                           1996       1995       1994
                                                                         -------    -------    -------
Cash flows from operating activities:
   Net loss ..........................................................   $(2,572)   $(2,642)   $  (104)

   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
       Depreciation and amortization .................................     1,924      2,518      1,577
       Deferred income taxes .........................................       284       (931)       377
       Minority interest in loss of joint venture ....................       (50)      --         --
       Write-off capitalized software ................................      --        3,670       --
       Change in assets and liabilities, net of effect from
         acquisitions-
           (Increase) decrease in:
                   Accounts receivable ...............................       551     (2,865)     2,042
                   Inventories .......................................    (1,975)      (406)       (41)
                   Prepaid income taxes ..............................        67        (24)      (292)
                   Prepaid expenses and other ........................       (31)       (19)        85
                   Other assets ......................................        63        (10)      (105)
           Increase (decrease) in:
                   Accounts payable ..................................       451        738       (417)
                   Accrued expenses and compensation .................      (403)       706       (437)
                   Income taxes payable ..............................        46        190       --
                   Unearned revenue ..................................      (328)       (58)       220
                                                                         -------    -------    -------
                 Net cash provided by (used in) operating
                    activities .......................................    (1,973)       867      2,905
                                                                         -------    -------    -------

Cash flows from investing activities:
   Purchases of property and equipment ...............................    (1,844)    (1,526)    (1,397)
   Sale of short-term investments ....................................      --         --        7,757
   Purchases of technology licenses ..................................      (100)      --         (688)
   Capitalization of software development costs ......................      --       (1,745)    (1,674)
   Payment for purchase of acquisitions, net of cash acquired
     and common stock issued .........................................      --         (500)    (5,674)
   Other .............................................................      (224)       118        (63)
                                                                         -------    -------    -------
                 Net cash used in investing activities ...............    (2,168)    (3,653)    (1,739)
                                                                         -------    -------    -------

Cash flows from financing activities:
   Payments of long-term debt (INDT acquisition) .....................      --         --       (1,112)
   Payments of long-term debt (other) ................................      (134)      (240)      (192)
   Net borrowings under line of credit ...............................     3,525      2,200       --
   Increase in book overdraft ........................................       472       --         --
   Proceeds from exercise of stock options and warrants ..............        67         16        132
   Proceeds from Employee Stock Purchase Plan ........................        68         75         77
   Treasury stock purchases ..........................................      --         --         (406)
   Investment from minority shareholder in joint venture .............       111       --         --
                                                                         -------    -------    -------
                 Net cash provided by (used in) financing
                   activities ........................................     4,109      2,051     (1,501)
                                                                         -------    -------    -------
Effect of foreign exchange rate changes on cash ......................      --            8       --
                                                                         -------    -------    -------
Net decrease in cash and cash equivalents ............................       (32)      (727)      (335)

Cash and cash equivalents, beginning of year .........................       356      1,083      1,418
                                                                         -------    -------    -------
Cash and cash equivalents, end of year ...............................   $   324    $   356    $ 1,083
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



Going Concern

As indicated in the accompanying financial statements, the Company has incurred losses during the last three years. Additionally, for the six months ended June 30, 1997 the Company incurred a net loss of $20,000. During 1996 and 1997, the Company's primary source of financing has been borrowings under its line of credit. During 1997, the Company has experienced and continues to experience limitations on its ability to borrow. Additionally, in 1997, the Company was in violation of certain loan covenants that gives the lenders the right to accelerate the due date of the loan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In April 1997, the Company's line of credit facility was amended to extend the line through March 1998 (see Note 6). As of September 17, 1997, the Company is in violation of certain loan covenants under the loan agreement with its bank. Additionally, since June 30, 1997, the Company's outstanding principal balance under the credit facility has exceeded the line's borrowing base. These events constitute events of default under the Company's loan agreement with its bank. The bank has reserved the right not to make any further advances under the facility in excess of the borrowing base and any future advances are at the discretion of the bank. The Company's maximum borrowing availability, notwithstanding the borrowing base limitations, decreases to $6,500,000 at September 30, 1997 from $7,500,000 at June 30, 1997. At August 31, 1997, approximately $6,900,000 was outstanding under the line. These events of default may have a material adverse effect on the Company.

On July 25, 1997, the Company entered into an agreement to sell substantially all of the assets of its nondestructive testing and evaluation services business (the NDE Business) to a subsidiary of General Electric Company (GE) for $13,600,000 (subject to a dollar-for-dollar reduction based on the amount of working capital and the amount of fixed assets of the NDE Business on the closing date) and the assumption of certain associated liabilities not to exceed $1,390,000. Approximately 10% of the cash portion of the purchase price will be held in escrow to secure certain indemnification obligations of the Company to the buyer. Consummation of the transaction is subject to, among other things, the approval of the Company's shareholders. If approved and the other conditions are satisfied it is currently expected that the transaction will close by October 31, 1997. The Company intends to use the proceeds from the sale of the NDE Business to repay its bank debt, to invest in the existing product business and for other corporate purposes.

These can be no assurance that the Company will consummate the sale of the NDE Business. If the sale of the NDE Business is not completed, the Company would need to pursue alternative financing such as a private placement. Management is unable to estimate the amount and timing of funding required, if any, from these alternative sources.

These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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

Major Customers and Concentration of Credit Risk


The Company sells its products and services primarily to the domestic and international power and process industries. Financial instruments that potentially subject the Company to credit risk consist primarily of trade accounts receivable. For the years ended December 31, 1996, 1995 and 1994, no customer accounted for more than 10% of total revenues. For the year ended December 31, 1996, the Company's foreign operations and export sales approximated $4.6 million or 13% of total revenues. For the years ended December 31, 1995 and 1994, foreign operations and export sales accounted for less than 10% of total revenues. There is no single geographic area of significant concentration.


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

Goodwill

The excess of the purchase prices of acquisitions over the fair market value of the acquired net assets is recorded as goodwill and amortized on a straight-line basis over 10 or 20 years. As of December 31, 1996 and 1995, goodwill is net of accumulated amortization of $850,000 and $486,000, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.


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

                                                           For the Year Ended
                                                            December 31, 1994
                                                         -----------------------


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

4. INVENTORIES:

                                                       December 31,
                                          ------------------------------------
                                                 1996                1995
                                          ----------------    ----------------

      Raw materials & work in process     $      3,171,000    $      1,687,000
      Finished goods                               571,000             388,000
                                          ----------------    ----------------

                                          $      3,742,000    $      2,075,000
                                          ================    ================

5. PROPERTY AND EQUIPMENT:
                                                       December 31,
                                           ------------------------------------
                                                  1996                1995
                                           ----------------    ----------------

     Land                                  $        163,000    $        163,000
     Machinery and equipment                      7,220,000           5,761,000
     Furniture and fixtures                         990,000           1,117,000
     Buildings and improvements                     615,000             604,000
     Leasehold improvements                         235,000             143,000
                                           ----------------    ----------------

                                                  9,223,000           7,788,000
     Less- Accumulated depreciation and
       amortization                              (4,611,000)         (3,898,000)
                                           ----------------    ----------------

                                           $      4,612,000    $      3,890,000
                                           ================    ================

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

7. LONG-TERM DEBT:

                                                             December 31,
                                                       ------------------------
                                                         1996           1995
                                                       ---------      ---------
         Annuity payable to former shareholder
           of INDT, monthly payments of $3,000,
           net of unamortized discount of $81,000
           and $99,000 at December 31, 1996 and
           1995, respectively                          $ 207,000      $ 223,000
         Note payable in connection with
           covenant not-to-compete, net of
           unamortized discount of $1,000 at
           December 31, 1995 (see Note 2)                   --           49,000
         Other                                            76,000         79,000
                                                       ---------      ---------
                                                         283,000        351,000
         Less- Current portion                           (66,000)       (92,000)
                                                       ---------      ---------

                                                       $ 217,000      $ 259,000
                                                       =========      =========

Long-term debt maturities as of December 31, 1996 are as follows:

          1997                                            $     83,000
          1998                                                  52,000
          1999                                                  37,000
          2000                                                  36,000
          2001                                                  33,000
          Thereafter                                           123,000
                                                          ------------
                                                               364,000
          Less- Unamortized discount                           (81,000)
                                                          ------------
                                                          $    283,000
                                                          ============

8. LEASE COMMITMENTS:

The Company leases office space under non-cancelable operating leases that expire on various dates through 2001. Rent expense was $771,000, $687,000, and $709,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum payments under the leases as of December 31, 1996, are as follows:

          1997                                            $    677,000
          1998                                                 673,000
          1999                                                 688,000
          2000                                                 649,000
          2001                                                  87,000
                                                          ------------

                                                          $  2,774,000
                                                          ============

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

Information with respect to the options under both plans and certain prior options is as follows:

                                                                Aggregate         Option Price
                                                  Shares          Price            Per Share
                                               ---------      -------------     ---------------
Outstanding, December 31, 1993                   727,100      $   2,972,000     $   1.65 - 9.50

    Granted                                      459,500          2,842,000         3.75 - 9.25
    Exercised                                    (57,100)          (132,000)        1.65 - 6.00
    Canceled                                     (76,625)          (391,000)        1.65 - 8.75
                                               ---------      -------------


Outstanding, December 31, 1994                 1,052,875          5,291,000     $   1.65 - 9.50

    Granted                                       81,000            403,000         4.25 - 6.25
    Exercised                                     (9,250)           (16,000)        1.65 - 4.00
    Canceled                                     (54,875)          (260,000)        3.75 - 9.00
                                               ---------      -------------

Outstanding, December 31, 1995                 1,069,750          5,418,000     $   1.65 - 9.50

    Granted                                      212,000          1,208,000         3.00 - 4.88
    Exercised                                    (15,625)           (67,000)        1.65 - 5.25
    Canceled                                    (243,625)        (1,920,000)        4.00 - 9.75
                                               ---------      -------------

Outstanding, December 31, 1996                 1,022,500      $   4,639,000     $   1.65 - 9.75
                                               =========      =============

At December 31, 1996, options totaling 657,269 were vested at exercise prices ranging from $1.65 to $9.75 per share. The aggregate exercise price of these options was $2,539,000 as of December 31, 1996.

Employee Stock Purchase Plan

Under the terms of the Company's 1993 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock, based on compensation, though payroll deductions. The purchase price is equal to 85% of the lower of the average of the highest and the lowest price of the stock on the first and on the last day of the preceding quarter.

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

                                                     Year Ended December 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------
          Net loss as reported                    $ (2,572,000)    $ (2,642,000)
          Pro forma net loss                      $ (2,727,000)    $ (2,723,000)

          Net loss per share as reported          $       (.52)    $      (.53)
          Pro forma net loss per share            $       (.55)    $      (.55)


Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $2.56 and $3.39 for the years ended December 31, 1996 and 1995, respectively.

Information with respect to the options outstanding under the two stock options plans at December 31, 1996 is as follows:

                                             Options Outstanding                       Options Exercisable
                               ----------------------------------------------        -----------------------
                                                  Weighted-
                                                   Average          Weighted-                      Weighted-
                                  Number         Remaining          Average             Number      Average
                               Outstanding       Contractual        Exercise         Outstanding    Exercise
      Periods Granted          at 12/31/96          Life             Price           at 12/31/96     Price
      ---------------          -----------          ----             -----           -----------     -----
Prior to January 1, 1995             757,990      5.7 years          $ 4.22              627,144     $ 3.83
During 1995                           62,006      8.4 years          $ 5.12               22,625     $ 4.99
During 1996                          202,504      9.4 years          $ 5.56                7,500     $ 3.21
                                ------------      ---------          ------           ----------     ------
                                   1,022,500      6.6 years          $ 4.54              657,269     $ 3.86
                                ============      =========          ======           ==========     ======


The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants in 1996 and 1995: no expected dividend yield; volatility - 60%; risk free interest rate of 5.4% to 7.9% based on the rate in effect on the date of grant; and an expected life of 6.0 years.

11. INCOME TAXES (BENEFIT):

The components of loss before income taxes (benefit) were as follows:

                                                 Year Ended December 31,
                                      -----------------------------------------
                                          1996           1995           1994
                                      -----------    -----------    -----------

Income (loss) before income taxes:
    Domestic                          $(2,474,000)   $(3,288,000)   $  (220,000)
    Foreign                               (61,000)      (454,000)       112,000
                                      -----------    -----------    -----------
                                      $(2,535,000)   $(3,742,000)   $  (108,000)
                                      -----------    -----------    -----------


The components of income taxes (benefit) were as follows:

                                               Year Ended December 31,
                                      -----------------------------------------

Current provision (benefit):
    Federal                           $  (366,000)   $  (294,000)   $  (438,000)
    State                                  57,000         64,000         53,000
    Foreign                               112,000         52,000          4,000
                                      -----------    -----------    -----------

                                         (197,000)      (178,000)      (381,000)
                                      -----------    -----------    -----------

Deferred provision (benefit):
    Federal                              (523,000)      (708,000)       379,000
    State                                    --            5,000         (2,000)
    Foreign                               (82,000)      (228,000)          --
                                      -----------    -----------    -----------

                                         (605,000)      (931,000)       377,000
                                      -----------    -----------    -----------


Increase in valuation allowance           889,000           --             --
                                      -----------    -----------    -----------

                                      $    87,000    $(1,109,000)   $    (4,000)
                                      ===========    ===========    ===========


The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   1996       1995       1994
                                                  ------     ------     ------

Statutory tax provision (benefit)                  (34.0)%    (34.0)%    (34.0)%
State income taxes, net of federal tax benefit       1.5        1.2       31.4
Foreign taxes                                        2.0        0.6       33.8
Tax credits utilized                                (3.8)      --         --
Net operating losses for which no tax benefit is
     currently available                            35.1       --         --
Other, net                                           2.6        2.6      (34.6)
                                                  ------     ------     ------
                                                     3.4%     (29.6)%     (3.4)%
                                                  ======     ======     ======

The tax effect of temporary differences that give rise to deferred income taxes are as follows:

                                                             December 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
Gross deferred tax asset:
   Accruals and reserves currently not deductible    $   385,000    $   250,000
   Net operating loss carryforwards                    1,114,000        480,000
   Tax credit carryforwards                              305,000        278,000
   Intangible asset amortization                            --           60,000
   Other                                                  53,000         57,000
   Valuation allowance                                  (889,000)          --
                                                     -----------    -----------

                                                     $   968,000    $ 1,125,000
                                                     ===========    ===========

Gross deferred tax liability:
   Depreciation                                      $  (203,000)   $    (4,000)
   Other                                                 (13,000)      (108,000)
                                                     -----------    -----------

                                                     $  (216,000)   $  (112,000)
                                                     ===========    ===========

As December 31, 1996, the Company had net operating loss carryforwards and tax credit carryforwards for federal income tax purposes of approximately $2,131,000 and $511,000, respectively. The net operating loss carryforwards and tax credit carryforwards will begin to expire in 2009 and 2007, respectively.

During 1996, management evaluated the realizability of the deferred tax asset under the guidelines set forth in SFAS No. 109 and recorded a valuation allowance. Realization of the remaining carryforwards and timing differences are dependent on generating sufficient taxable income prior to expiration of the carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

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

                                                                     Schedule II



                   LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

               Column A                   Column B       Column C        Column D         Column E         Column F
               --------                   --------       --------        --------         --------         --------
                                                       Additions
                                         Balance at    Charged to                                          Balance at
                                         Beginning     Costs and                          Other             End of
           Classifications               of Period      Expenses        Deductions    Increases (A)          Period
           ---------------               ---------      --------        ----------    -------------          ------
For the Year Ended,
    December 31, 1996
       Allowance for doubtful
          accounts                      $   111,000   $      81,000    $     10,000   $        --        $    182,000
                                        ===========   =============    ============   ============       ============

For the Year Ended,
    December 31, 1995
       Allowance for doubtful
          accounts                      $   136,000   $     169,000    $    194,000   $        --        $    111,000
                                        ===========   =============    ============   ============       ============

For the Year Ended,
    December 31, 1994
       Allowance for doubtful
          accounts                      $    83,000   $      31,000    $     81,000   $    103,000       $    136,000
                                        ===========   =============    ============   ============       ============



(A) Balances as of acquisition dates of INDT and Beta (see Note 2 of Notes to Consolidated Financial Statements)

                                INDEX TO EXHIBITS




Exhibit                                                            Sequentially
 No.                                                                 Numbered
                                Description                            Page
                                -----------                            ----


2.1     Agreement and Plan of Merger dated as of March 11,
        1994 among the Company, Liberty Acquisition
        Corp., Industrial NDT Company, Inc., John D. Ridgeway,
        Jr. and Sandra R. Miles. The Exhibits and Schedules
        to the Agreement and Plan of Merger other than the Disclosure Memorandum (not including attachments thereto), the Registration Rights and Stock Restriction Agreement and the Employment Agreements are not being filed with this Annual Report on Form 10-K.**...............
2.2     Registration Rights and Stock Restriction Agreement
        between the Company and the shareholders of INDT dated
        as of March 28, 1994**......................................
2.4     Stock Purchase Agreement dated as of August 9, 1994 by
        and among Liberty Technologies, Inc., 3039111 Canada,
        Ltd., and the shareholders of Beta Monitors & Controls,
        Ltd. ( which are listed on Schedule A attached to the
        Stock Purchase Agreement.)***...............................
3.1     Restated Certificate of Incorporation of the Company*.......
3.2     By-Laws of the Company, Effective November 10, 1992*........
4.1     Specimen Stock Certificate*.................................
10.1    1992 Stock Option Plan and related Form of Stock Option
        Agreement*..................................................
10.2    1988 Stock Option Plan*.....................................
10.3    Employee Stock Purchase Plan*...............................
10.4    Retirement Savings Plan*....................................

--------
*         Filed as an exhibit to the Company's Form S-1
          Registration Statement, No. 33-58600, and incorporated herein by this reference.

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

******* Filed as an exhibit to the Company's Report on Form 8-K dated May 15, 1996.

10.5    Agreements between the Company and each of R. Nim Evatt
        and Anthony L. Moffa*.......................................
10.6    Lease between the Company and Lee Park Investors, L.P. with respect to the Company's principal executive offices*.......
10.7    Asset Purchase Agreement between the Company, Boggs
        Technical Services, Inc. and Marcus Boggs*..................
10.9    Form of Employee Innovation and Non-Disclosure
        Agreement*..................................................
10.11   Agreement between the Company and B&W Nuclear
        Services dated August 5, 1988*..............................
10.13   Settlement Termination of Product Licensing
        Agreement*..................................................
10.14   Restrictive Covenant Agreement between the Company
        and Marcus Boggs*...........................................
10.16   Credit Agreement between the Company and First
        Fidelity Bank, N.A. as amended dated December
        30, 1995*******.............................................
10.17   Joint Development Agreement between the Company
        and EdF****.................................................
10.19   Joint Venture Agreement between the Company and CHARTH,
        an affiliate of EdF, dated November 22, 1994*****...........
10.20   Amended Joint Venture Agreement between the Company and
        CHARTH, an affiliate of EdF dated December 1995*******......
10.21   Teaming Agreement Between Framatome and Liberty
        Technologies, Inc. for Spain dated March 1, 1995*******.....
10.22   Technology Transfer and License Agreement between the
        Company and Quantex Corporation dated June 14,
        1994*******.................................................
10.23   Teaming Agreement Between Framatome, Liberty M.P., S.A.S.
        and Liberty Technologies, Inc. for France dated January
        1, 1996*******..............................................
10.24   Shareholders' Rights Plan*******............................
10.25   Credit Agreement between the Company and First Union
        Bank, N.A. as amended dated October 11, 1996...........         55
10.26   Credit Agreement between the Company and First Union
        Bank, N.A. as amended dated February 27, 1997...............    70
10.27   Credit Agreement between the Company and First Union
        Bank, N.A. as amended dated April 1, 1997...................   158

10.28   Agreement between the Company and Robert L. Leon............   451
 11.1   Earnings per share calculation..............................   448
 21.1   Subsidiaries................................................   449
 23.1   Consent of Arthur Andersen LLP..............................   450

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, Commonwealth of Pennsylvania, on the 14th day of April, 1997.


                                   LIBERTY TECHNOLOGIES, INC.


                                   By:/s/ R. Nim Evatt
                                      -----------------------------------
                                   President, Chief Executive Officer and
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


      Signature                                           Title                                  Date
      ---------                                           -----                                  ----
/s/ R. Nim Evatt                   President, Chief Executive Officer and Chairman of           9/18/97
--------------------------         the Board (principal executive officer)
     R. Nim Evatt

/s/ Daniel G. Clare                Vice President - Finance (principal financial and            9/18/97
--------------------------         accounting officer)
    Daniel G. Clare


/s/ Robert L. Leon                 Director                                                     9/18/97
--------------------------
    Robert L. Leon

/s/ James D. Rosener               Director                                                     9/18/97
--------------------------
    James D. Rosener

/s/ Richard J. Defieux             Director                                                     9/18/97
--------------------------
    Richard J. Defieux

/s/ John A. Hinds                  Director                                                     9/18/97
--------------------------
    John A. Hinds
