Form 10-Q/A
period 1997-06-30
LIBERTY TECHNOLOGIES INC
filed 1997-09-19
CIK 897730

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________


Commission File Number  1-11729





                           Liberty Technologies, Inc.
                           --------------------------
             (Exact name of registrant as specified in its Charter)


             Pennsylvania                                      23-2295708
--------------------------------------                     ------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification
                                                                  No.)

                           --------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                           --------------------------
               (Address, including zip code, and telephone number
                 (including area code) of registrant's principal
                                executive office)

                           --------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.     YES   X   NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                              Shares Outstanding at August 14, 1997
------------------                      ----------------------------------------
  Common Stock                                         5,010,339

================================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION
                          ----------------------------



Item 1.     Consolidated Financial Statements (unaudited):              Page No.
                                                                        --------
                Consolidated Statements of Operations
                  Three months and six months ended June 30,
                  1997 and  1996.......................... ..............     3


                Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996....................      4


                Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and  1996...............      5


                Notes to Consolidated Financial  Statements..............      6




Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of  Operations...............................      9





                            PART II OTHER INFORMATION
                            -------------------------



Item 6.     Exhibits and Reports on Form  8-K............................     13

            Signatures...................................................     14

            Exhibit Index................................................     15

            Exhibit - Calculation of Earnings Per Share..................     16

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                              For the three months ended June 30,  For the six months ended June 30,
                                                              -----------------------------------  ---------------------------------
                                                                          (Unaudited)                          (Unaudited)

                                                                    1997               1996               1997               1996
                                                                  --------           --------           --------           --------
Revenues:
   Product .............................................          $  3,473           $  2,850           $  7,563           $  5,944
   Service .............................................             7,456              7,211             13,122             12,408
                                                                  --------           --------           --------           --------

                                                                    10,929             10,061             20,685             18,352
                                                                  --------           --------           --------           --------

Cost of revenues:
   Product .............................................             1,294              1,086              2,815              2,027
   Service .............................................             4,591              4,498              8,450              7,750
                                                                  --------           --------           --------           --------

                                                                     5,885              5,584             11,265              9,777
                                                                  --------           --------           --------           --------

              Gross profit .............................             5,044              4,477              9,420              8,575
                                                                  --------           --------           --------           --------

Operating expenses:
   Engineering and product development .................             1,177                947              2,285              1,947
   Selling, general and administrative .................             3,493              3,380              6,962              6,514
                                                                  --------           --------           --------           --------

                                                                     4,670              4,327              9,247              8,461
                                                                  --------           --------           --------           --------

              Operating income .........................               374                150                173                114

Interest expense, net ..................................              (214)               (21)              (298)               (71)
Other income ...........................................              --                   25               --                   25
                                                                  --------           --------           --------           --------


              Income (loss) before taxes
                   and minority interest ...............               160                154               (125)                68

Income taxes ...........................................              --                   64               --                   23
                                                                  --------           --------           --------           --------

              Income (loss) before
                   minority interest ...................               160                 90               (125)                45


Minority interest ......................................               (33)               (12)              (105)                67
                                                                  --------           --------           --------           --------

Net income (loss) ......................................          $    193           $    102           $    (20)          $    (22)
                                                                  ========           ========           ========           ========


Net income (loss) per share ............................          $   0.04           $   0.02           $   0.00           $   0.00
                                                                  ========           ========           ========           ========

Shares used in computing net income (loss)
      per share ........................................             5,064              5,310              5,000              4,964
                                                                  ========           ========           ========           ========




        The accompanying notes are an integral part of these statements.


LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                ASSETS                            June 30,      December 31,
                                                                    1997           1996
                                                                  --------       --------
                                                                (Unaudited)
Current assets:
    Cash and cash equivalents ..............................      $    506       $    324
    Accounts receivable, net ...............................         9,455          8,499
    Inventories ............................................         3,746          3,742
    Deferred income taxes ..................................           327            385
    Prepaid income taxes ...................................           263            230
    Prepaid expenses and other .............................           974            414
                                                                  --------       --------

              Total current assets .........................        15,271         13,594
Property and equipment, net ................................         4,261          4,612
Goodwill, net ..............................................         4,800          4,961
Deferred income taxes, net .................................           367            367
Minority interest ..........................................            50           --
Other assets ...............................................         1,323          1,483
                                                                  --------       --------

                                                                  $ 26,072       $ 25,017
                                                                  ========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit .........................................      $  7,145       $  5,725
    Current maturities of long-term debt ...................            58             66
    Book overdraft .........................................           247            472
    Accounts payable .......................................         2,901          2,728
    Accrued compensation and benefits ......................         1,118          1,250
    Unearned revenue .......................................            50             12
    Income taxes payable ...................................          --              137
    Other accrued expenses .................................           399            376
                                                                  --------       --------

              Total current liabilities ....................        11,918         10,766
                                                                  --------       --------

Long-term debt .............................................           197            217
                                                                  --------       --------

Minority interest ..........................................          --               61
                                                                  --------       --------

Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued .............................          --             --
    Common stock, $.01 par value, 10,000,000 shares
       authorized,  5,022,987 and 5,018,987 shares issued,
       and 5,004,615 and 4,989,915 outstanding .............            50             50
    Additional paid-in capital .............................        17,222         17,242
    Accumulated deficit ....................................        (3,198)        (3,178)
    Treasury stock at cost .................................           (94)          (149)
    Cumulative translation adjustment ......................           (23)             8
                                                                  --------       --------

              Total shareholders' equity ...................        13,957         13,973
                                                                  --------       --------

                                                                  $ 26,072       $ 25,017
                                                                  ========       ========


        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                For the six months ended June 30,
                                                                                ---------------------------------
                                                                                          (Unaudited)
                                                                                        1997         1996
                                                                                      -------       -------
Cash flows from operating activities:
   Net loss ....................................................................      $   (20)      $   (22)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization ...........................................        1,056         1,018
       Deferred income taxes ...................................................           58          --
       Minority interest in income (loss) of joint venture .....................         (105)           67
       Change in assets and liabilities
           (Increase) decrease in:
                   Accounts receivable .........................................         (957)         (732)
                   Inventories .................................................         (170)         (522)
                   Prepaid expenses and other ..................................         (332)           71
                   Other assets ................................................         (130)         (165)
           Increase (decrease) in:
                    Accounts payable ...........................................          173           315
                    Accrued expenses ...........................................         (109)         (529)
                    Income taxes payable .......................................         (154)          (64)
                    Unearned revenue ...........................................           38          (308)
                                                                                      -------       -------
              Net cash used in operating activities ............................         (652)         (871)
                                                                                      -------       -------
Cash flows from investing activities:
   Purchases of property and equipment .........................................         (269)         (892)
   Purchases of licenses .......................................................         --            (100)

   Patent costs ................................................................         --            (177)

   Other .......................................................................          (26)           21
                                                                                      -------       -------
              Net cash used in investing activities ............................         (295)       (1,148)
                                                                                      -------       -------
Cash flows from financing activities:
   Payments of long-term debt ..................................................          (28)          (58)
   Net borrowings under line of credit .........................................        1,420         1,800
   Decrease in book overdraft ..................................................         (225)         --
   Proceeds from Employee Stock Purchase Plan ..................................           28            33
   Exercise of options and warrants ............................................            7            67
   Investment from minority shareholder in joint venture .......................          (42)           23
                                                                                      -------       -------
              Net cash provided by (used in) financing activities ..............        1,160         1,865
                                                                                      -------       -------

Effect of foreign exchange rate changes on cash ................................          (31)          (22)
                                                                                      -------       -------
Net increase (decrease) in cash and cash equivalents ...........................          182          (176)
Cash and cash equivalents, beginning of year ...................................          324           356
                                                                                      -------       -------
Cash and cash equivalents, end of period .......................................      $   506       $   180
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


     Going Concern

     As indicated in the financial statements contained in the Company's Annual Report on Form 10-K/A Number 2, the Company has incurred losses during the last three years. Additionally, for the six months ended June 30, 1997 the Company incurred a net loss of $20,000. During 1996 and 1997, the Company's primary source of financing has been borrowings under its line of credit. During 1997, the Company continues to experience limitations on its ability to borrow. Additionally, in 1997, the Company was in violation of certain loan covenants that give the lenders the right to accelerate the due date of the loan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     These financial statements do not include any adjustments relating to the recoverablility and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



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

Results of Operations
---------------------

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

Liquidity and Capital Resources
-------------------------------

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


The Company's primary source of financing in 1996 and 1997 has been borrowings under its line of credit. Since the original filing of this report, the Company has failed to perform certain covenants contained in its line of credit, resulting in it being in default thereunder, an event which was reported in the original filing of its Form 10-Q for the quarter ended June 30, 1997. To date, the Company has been permitted by its lenders to continue to borrow moneys from time to time under the credit facility, up to the maximum $7,500,000, notwithstanding the existing default. However, no assurance can be given that the lenders will continue to permit such additional borrowings in the future or will not accelerate all outstanding amounts under the line of credit. As a result of such default, Arthur Andersen LLP, the Company's independent auditors, modified its report to the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1996, which revised report is filed on Form 10-K/A Number 2.

Sale of the Nondestructive Testing and Evaluation Services Business
-------------------------------------------------------------------

In the financial statements reported on Form 10-K/A Number 2, the modified opinion of Arthur Andersen, LLP indicates that the Company (i) has incurred losses during the last three years and has continued to incur losses in 1997
(ii) continues to experience limitations on its ability to borrow and (iii) is in violation of certain loan covenants that give the lenders the right to accelerate the due date of he loan. These factors create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities.

On July 25, 1997, the Company entered into an agreement with General Electric Company (GE) to sell substantially all of the assets of the Company's nondestructive testing and evaluation services business (the NDE Business) for $13.6 million in cash, subject to downward adjustment based upon the closing balance sheet.

An amount equal to 10% of the purchase price must be held in an escrow account for a period of one year from the closing date. The Company intends to use the proceeds from the sale of the NDE Business to repay its bank debt, to invest in the products business and for other general corporate purposes. The sale of the NDE Business is subjet to the approval of the Company's shareholders, among other things. There can be no assurance that the Company will consummate the sale of the NDE Business. If the sale of the NDE Business is not completed, the Company would need to pursue alternative financing such as a private placement. Management is unable to estimate the amount and timing of funding required, if any, from these alternative sources. The Company believes that if the sale of the NDE Business is consummated, the going concern qualification would be rescinded.

The Company believes that its current cash and short-term investment resources, cash provided by the anticipated sale of the NDE Business and availability under its current and anticipated line of credit will be sufficient to fund the Company's operations, debt and lease obligations and expected capital expenditures for the next twenty-four months and to the best belief of management on a longer term basis. Additional financing may be required for the Company to consummate any material business acquisitions.

As a result of the sale of the NDE Business, the Company's revenues, operating income and cash flow would decrease. However, the cash generated from the sale would allow the Company to repay its line of credit and would provide additional working and investment capital to support its Products Businesses, which consists of the following: (1) performance and condition monitoring products and service, including dynamic testing services, (2) RADView(TM) imaging systems and
(3) international business development.

PART II. OTHER INFORMATION
--------------------------


Item 6. Exhibits and Reports on Form 8-K

    1. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 18, 1997





                                       LIBERTY TECHNOLOGIES, INC.
                                       (Registrant)




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

                                  EXHIBIT INDEX


                                                       Sequentially
Exhibit                                                Numbered Page
Number                                                     Number
------                                                 -------------


  11        Calculation of Earnings Per Share              16