Form 10-K/A
period 1996-12-31
LIBERTY TECHNOLOGIES INC
filed 1997-10-01
CIK 897730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                           FORM 10-K/A Amendment No. 3



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

     Mr. Clare joined the Company as Vice President, Finance, Chief Financial Officer and Treasurer in March 1995. Previously, Mr. Clare held various financial management positions in Martin Marietta/General Electric (GE) Aerospace. Previously he held positions throughout GE, including the Plastics Group, GE Capital Corporation, the Corporate Audit Staff and the Power Delivery Division.
                                       26

ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth the compensation paid by the Company to its officers for the years ended December 31, 1996, 1995 and 1994:

                           Summary Compensation Table

                                         Annual Compensation(1)                  Long-Term Compensation
                                         ----------------------                  ----------------------

Name and                                                  Other Annual                       All other
Principal                            Salary     Bonus    Compensation(1)       Options/   Compensation(2)
Position                       Year    ($)        ($)         ($)               SARs (#)        ($)
--------                       ----  -------    -------  ---------------       ----------  ---------------

R. Nim Evatt                   1996  194,500      -              -               25,000        2,375
Chief Executive                1995  180,153      -              -               55,000        2,310
Officer; President             1994  164,988      -              -                  -          2,310

Daniel G. Clare                1996  131,176      -              -               15,000        1,767
Chief Financial Officer;       1995   90,600      -              -               25,000          486
Vice President

-------------

 (1) Would include perquisites and other personal benefits paid for by the Company, such as automobile payments, long-term disability and life insurance premiums and relocation expenses. The value of such personal benefits for each of the named executive officers was less than the minimum required to be reported, the lesser of $50,000 or 10% of annual salary and bonus.

(2) Represents allocations to accounts of executive officers under the Company's Retirement Savings Plan, which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"). Employees of the Company who have completed at least one-half year of service with the Company are eligible to make contributions to the 401(k) Plan on a pre-tax basis in accordance with certain limitations set forth in the 401(k) Plan or defined in the Code. The Company matches 25% of each employee's pre-tax contributions, up to a maximum matching contribution of 1.5% of such participant's annual compensation. The pre-tax contributions by participants and the earnings thereon are at all times fully vested. The Company's contribution vests to the employee at a rate of 50% for each year of service with the Company. A participant's vested benefit under the 401(k) Plan may be distributed to the participant upon his retirement, death, disability or termination of employment or upon reaching age 59 1/2.

       The following table presents information concerning stock options granted to the named executive officers in 1996:


                            Option/SAR Grants in 1996

                                                                                        Potential Realizable
                                                                                      Value at Assumed Annual
                               Individual Grants                                           Rates of Stock
                                                                                      Appreciation for Option
                                                                                                Term
---------------------------------------------------------------------------------    ---------------------------

                     Number of          % of Total
                     Securities         Options/
                     Underlying         SARs Granted        Exercise or
                     Options/SARs       to Employees        Base Price      Expiration
Name                 Granted   (#)      in Fiscal Year      ($/Sh)          Date                5% ($)       10% ($)
----                 -------------      --------------      ------------    ----------          ------       -------
R. Nim Evatt         25,000     (1)     11.9%               $4.875           2/01/06            $76,775      $193,775

Daniel G. Clare      10,000     (2)      4.8%               $3.250           9/25/06            $20,475      $ 51,680

                      5,000     (1)      2.4%               $4.875           2/01/06            $15,355      $ 38,755

-------------

(1) Options under this grant vest on the earlier of five years from the date of grant, or annually over four years in increments of 25% of total shares granted if the stock price of the Company has reached $9.75 by February, 1997; $9.75 by February, 1998; $13.75 by February, 1999; and $19.25 by February, 2000. If the stock price does not reach $9.75 by February, 1997, but does reach $9.75 by February, 1998, 50% of the grant would vest immediately. These options expire February, 2007.

(2) Options under this grant vest over four years on the annual anniversary of the option grant date in increments of 25% of total shares granted. These options expire September, 2007.

         The following table presents information concerning the exercise of stock options by any of the named executive officers during 1996 and stock option values for unexercised stock options held by each of the named executive officers as of the end of 1996:

                       Aggregated Option Exercises in 1996
                           and Year End Option Values


                                                                                           Value of Unexercised
                                                          Number of Unexercised        In-the-Money Options/SARs at
                                                           Options at Year End                   Year End
                                                         -------------------------    -------------------------------

                     Number of Shares
                     Acquired on
Name                 Exercise           Value Realized(1)   Exercisable  Unexercisable   Exercisable    Unexercisable
----                 ----------------   -----------------   -----------  -------------   -----------    -------------
R. Nim Evatt                --                --              248,500        46,500        $269,500           $0
Daniel G. Clare             --                --                6,250        33,750        $0                 $0

-------------

(1) Represents the product of the number of shares acquired on exercise, multiplied by the difference between (i) the per share fair market value of the Common Stock on the date of exercise and (ii) the exercise price per share.

Employment Agreements

       The Company has an employment agreement with Mr. Evatt dated April 1, 1991. Mr. Evatt is employed at will under his agreement and, if terminated without cause, is entitled to one-half of his then current base salary for a period of two years from the time notice is given, reduced by any period during which the agreement's noncompetition provision, which runs for two years after employment terminates, is violated. The Company entered into an employment agreement with Mr. Leon, dated December 28, 1995, which provides for, in effect, a phased-in retirement for the former executive officer with a gradual reduction of time commitments and responsibilities, as well as compensation, over the term of the agreement. Mr. Leon's agreement has a three year term from January 1, 1996 through December 31, 1998 and includes covenants not to compete during the term.

Board of Directors

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

                   COMPENSATION AND BENEFITS COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

       The Compensation and Benefits Committee of the Board of Directors (the "Committee") is charged with reviewing and approving the Company's compensation objectives, practices and policies for all employees, setting the specific compensation for the Chief Executive Officer and other executive officers of the Company and making determinations with respect to the granting of stock options under the Company's 1992 Stock Option Plan, including the relevant terms thereof. The current members of the Committee are Messrs. Evatt, Defieux, Hinds and Rosener, except with respect to the grant of stock options to executive officers, in which case the members are Messrs. Defieux and Hinds alone. Mr. Evatt is the Company's President, Chief Executive Officer and Chairman of the Board, and Messrs. Defieux, Hinds and Rosener are non-employee directors of the Company.

       For the fiscal year ended December 31, 1996, the Committee continued to implement compensation policies, plans and programs that were developed during 1995 which align the financial interests of the Company's senior management, in their management capacities, with those of its shareholders. The Committee believes that (1) executive compensation should be meaningfully related to the performance of the Company and the value created for shareholders; (2) compensation programs should support both short and long-term goals and objectives of the Company; (3) compensation programs should reward individuals for outstanding contributions to the Company's success; and (4) short and long-term compensation policies play a significant role in attracting and retaining well qualified executives.

       In setting annual compensation for executive officers, the Committee reviews a number of criteria relating to the performance of the Company generally and of each executive officer specifically (other than the Chief Executive Officer) during the prior fiscal year and evaluates its expectation as to each such individual's future contributions to the Company. With respect to the Chief Executive Officer, such review is conducted by the three non-employee directors of the Company who serve on the Committee.

       The salaries of the executive officers for 1996 were based on an evaluation of individual job performance and the performance of the Company as a whole. In making its decision on salary levels, the Committee did not use any predetermined formula or assign any particular weight to any individual criteria. The Committee also has discretion to pay bonus compensation, although there is no formalized incentive payment plan or program and no annual bonuses were paid to executive officers for 1996.

       The Committee believes that it is essential for executives, as well as other employees, of the Company, to own significant amounts of Common Stock, through the granting of stock options which generally vest over a four year period, thereby better aligning the long-term interest of executives with that of the Company's shareholders. The Compensation and Benefits Committee believes that stock options provide incentive to executives by giving them a strong economic interest in maximizing stock price appreciation and enhancing their performance in attaining long-term Company objectives. In January of 1996, the Committee modified the typical vesting provision of the Company's standard form of employee stock option agreement to include target price levels that the Company's Common Stock would have to reach for each year of a stock option's vesting period for such option to become exercisable immediately with respect to that portion of the option which vested over the year; otherwise, the options would not vest for five years. The Committee believes that such modification will further align the long-term interest of the Company's executives and other employees to that of the Company's shareholders. The Company also uses initial option grants to induce qualified senior management candidates to accept offers of employment.

       Beginning in 1994, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the deductibility of compensation in excess of $1 million paid to the Company's Chief Executive Officer and to any of the other four highest-paid executive officers unless such compensation qualifies as "performance-based," as defined in Section 162(m) and the regulations thereunder. The Company is assessing, and generally will seek to implement steps to eliminate or minimize, the impact of this provision on its compensation plans and policies and to assure future deductibility of senior executive compensation, to the extent that so qualifying does not compromise the Committee's flexibility in designing effective, competitive compensation plans and is not inconsistent with the Company's fundamental compensation policies. The effect of Section 162(m) did not limit the deductibility of any compensation paid to any of the "covered employees" of the Company between 1994 to 1996.

                                    R. Nim Evatt
                                    Richard J. Defieux
                                    John A. Hinds
                                    James D. Rosener


       The above Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 (the "Securities Act") or the Exchange Act and shall not otherwise be deemed filed under such Acts.


                 Compensation and Benefits Committee Interlocks
                            and Insider Participation

       The Compensation and Benefits Committee of the Board of Directors currently consists of R. Nim Evatt, Richard J. Defieux, John A. Hinds and James
D. Rosener. Mr. Evatt is the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Defieux is an affiliate of one of the two venture capital funds that together were controlling shareholders of the Company prior to its initial public offering, each of which had a right to designate one board member at such time, which right terminated upon the closing of the initial public offering. See also "Certain Transactions."



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

******* Filed as an exhibit to the Company's Report on Form 8-K dated May 15, 1996.

10.5    Agreements between the Company and each of R. Nim Evatt
        and Anthony L. Moffa*.......................................
10.6    Lease between the Company and Lee Park Investors, L.P. with respect to the Company's principal executive offices*.......
10.7    Asset Purchase Agreement between the Company, Boggs
        Technical Services, Inc. and Marcus Boggs*..................
10.9    Form of Employee Innovation and Non-Disclosure
        Agreement*..................................................
10.11   Agreement between the Company and B&W Nuclear
        Services dated August 5, 1988*..............................
10.13   Settlement Termination of Product Licensing
        Agreement*..................................................
10.14   Restrictive Covenant Agreement between the Company
        and Marcus Boggs*...........................................
10.16   Credit Agreement between the Company and First
        Fidelity Bank, N.A. as amended dated December
        30, 1995*******.............................................
10.17   Joint Development Agreement between the Company
        and EdF****.................................................
10.19   Joint Venture Agreement between the Company and CHARTH,
        an affiliate of EdF, dated November 22, 1994*****...........
10.20   Amended Joint Venture Agreement between the Company and
        CHARTH, an affiliate of EdF dated December 1995******.......
10.21   Teaming Agreement Between Framatome and Liberty
        Technologies, Inc. for Spain dated March 1, 1995******......
10.22   Technology Transfer and License Agreement between the
        Company and Quantex Corporation dated June 14,
        1994******..................................................
10.23   Teaming Agreement Between Framatome, Liberty M.P., S.A.S.
        and Liberty Technologies, Inc. for France dated January
        1, 1996******...............................................
10.24   Shareholders' Rights Plan*******............................
10.25   Credit Agreement between the Company and First Union
        Bank, N.A. as amended dated October 11, 1996................    57
10.26   Credit Agreement between the Company and First Union
        Bank, N.A. as amended dated February 27, 1997...............    72
10.27   Credit Agreement between the Company and First Union
        Bank, N.A. as amended dated April 1, 1997...................   160

10.28   Agreement between the Company and Robert L. Leon............   453
 11.1   Earnings per share calculation..............................   450
 21.1   Subsidiaries................................................   451
 23.1   Consent of Arthur Andersen LLP..............................   452

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

                                       52