Form 10-Q
period 1997-09-30
LIBERTY TECHNOLOGIES INC
filed 1997-11-14
CIK 897730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997
                      ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________

Commission File Number 1-11729
                       -------


                           Liberty Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


             Pennsylvania                                     23-2295708
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


          -----------------------------------------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
               --------------------------------------------------
               (Address, including zip code, and telephone number
                            (including area code)
                   of registrant's principal executive office)

          -----------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. YES X   NO
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                         Shares Outstanding at November 13, 1997
   ------------                     ---------------------------------------
   Common Stock                                    5,020,239

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Statements of Operations
          Three months and nine months ended September 30, 1997 and 1996 ..    3

          Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996 ......................    4

          Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996 .................    5

          Notes to Consolidated Financial Statements ......................    6


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................    9



                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K...................................   14

        Signatures.........................................................   15

        Exhibit Index .....................................................   16

        Exhibit - Calculation of Earnings Per Share .......................   17

PART I.  Financial Information

Item 1.  Consolidated Financial Statements


LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                    For the three months          For the nine months
                                                     ended September 30,          ended September 30,
                                                   ----------------------        ----------------------
                                                     1997          1996            1997           1996
                                                   -------       --------        -------        -------
Revenues:
   Product ..................................      $ 2,455       $  2,231        $10,019        $ 8,175
   Service ..................................        1,285            886          5,675          3,468
                                                   -------       --------        -------        -------
                                                     3,740          3,117         15,694         11,643
                                                   -------       --------        -------        -------
Cost of revenues:
   Product ..................................        1,266          1,098          4,081          3,125
   Service ..................................          726            734          3,584          2,504
                                                   -------       --------        -------        -------
                                                     1,992          1,832          7,665          5,629
                                                   -------       --------        -------        -------
         Gross profit .......................        1,748          1,285          8,029          6,014
                                                   -------       --------        -------        -------
Operating expenses:
   Engineering and product development ......        1,338          1,351          3,623          3,298
   Selling, general and administrative ......        2,043          2,250          6,771          6,114
                                                   -------       --------        -------        -------
                                                     3,381          3,601         10,394          9,412
                                                   -------       --------        -------        -------
         Operating loss .....................       (1,633)        (2,316)        (2,365)        (3,398)
Interest expense, net .......................         (192)           (73)          (511)           (87)
Other income ................................            3             13             58             13
                                                   -------       --------        -------        -------
         Loss from continuing operations
           before taxes and minority interest       (1,822)        (2,376)        (2,818)        (3,472)
Income tax benefit ..........................         (776)          (657)        (1,126)          (944)
                                                   -------       --------        -------        -------
         Loss from continuing operations
           before minority interest .........       (1,046)        (1,719)        (1,692)        (2,528)
Minority interest in income (loss) of joint
  venture
                                                        14            (83)           (91)           (16)
                                                   -------       --------        -------        -------
Loss from continuing operations .............       (1,060)        (1,636)        (1,601)        (2,512)
         Income (loss) from discontinued
           operations, net of tax ...........          (65)           (31)           456            819
                                                   -------       --------        -------        -------
Net loss ....................................      $(1,125)      $ (1,667)       $(1,145)       $(1,693)
                                                   =======       ========        =======        =======
Net income (loss) per share of common stock:
         Continuing operations ..............      $ (0.21)      $  (0.33)       $ (0.32)       $ (0.50)
         Discontinued operations ............        (0.01)          --             0.09           0.16
                                                   -------       --------        -------        -------
         Net loss per share .................      $ (0.22)      $  (0.33)       $ (0.23        $ (0.34)
                                                   =======       ========        =======        =======
Shares used in computing net loss per share .        5,010          4,978          5,003          4,969
                                                   -------       --------        -------        -------

        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

                                                                   September 30,   December 31,
                                                                       1997           1996
                                                                   -------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................       $   123         $    58
  Accounts receivable, net ...................................         5,178           5,502
  Inventories ................................................         3,471           3,654
  Deferred income taxes ......................................         1,423             312
  Prepaid income taxes .......................................           211             230
  Prepaid expenses and other .................................           806             329
  Net assets of discontinued operations ......................         6,235           6,818
                                                                     -------         -------
         Total current assets ................................        17,447          16,903
Property and equipment, net ..................................         2,086           2,657
Goodwill, net ................................................         2,136           2,256
Deferred income taxes, net ...................................            85             367
Other assets .................................................         1,343           1,475
                                                                     -------         -------
                                                                     $23,097         $23,658
                                                                     =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit .............................................       $ 6,955         $ 5,725
  Current maturities of long-term debt .......................            45              46
  Book overdraft .............................................           271             472
  Accounts payable ...........................................         1,942           2,200
  Accrued compensation and benefits ..........................           488             496
  Unearned revenue ...........................................            75              12
  Income taxes payable .......................................            --              82
  Other accrued expenses .....................................           313             374
                                                                     -------         -------
         Total current liabilities ...........................        10,089           9,407
                                                                     -------         -------
Long-term debt ...............................................           184             217
                                                                     -------         -------
Minority interest ............................................             6              61
                                                                     -------         -------
Shareholders' equity:
  Series A Preferred stock, $.001 par value, 10,000 shares
    authorized, none issued ..................................            --              --
  Common stock, $.01 par value, 10,000,000 shares
    authorized,  5,022,987 and 5,018,987 shares issued,
    and 5,010,339 and 4,989,915 outstanding ..................            50              50
  Additional paid-in capital .................................        17,206          17,242
  Accumulated deficit ........................................        (4,323)         (3,178)
  Treasury stock at cost .....................................           (65)           (149)
  Cumulative translation adjustment ..........................           (50)              8
                                                                     -------         -------
         Total shareholders' equity ..........................        12,818          13,973
                                                                     -------         -------
                                                                     $23,097         $23,658
                                                                     =======         =======

        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                            For the nine months
                                                                            ended September 30,
                                                                          -----------------------
                                                                            1997            1996
                                                                          -------         -------
Cash flows from operating activities:
   Net loss ......................................................        $(1,145)        $(1,693)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .............................          1,101           1,437
       Deferred income taxes .....................................           (829)           (640)
       Minority interest in income of joint venture ..............            (91)            (16)
       Change in assets and liabilities
         (Increase) decrease in:
           Accounts receivable ...................................            324           1,072
           Inventories ...........................................             18          (1,465)
           Prepaid expenses and other ............................           (291)            130
           Other assets ..........................................           (145)             (5)
         Increase (decrease) in:
           Accounts payable ......................................           (258)            570
           Accrued expenses ......................................            (68)            (19)
           Income taxes payable ..................................            (82)           (133)
           Unearned revenue ......................................             63            (310)
         Change in net assets of discontinued operations .........            583              --
                                                                          -------         -------
             Net cash used in operating activities ...............           (820)         (1,072)
                                                                          -------         -------
Cash flows from investing activities:
  Purchases of property and equipment ............................           (133)         (1,196)
  Purchases of licenses ..........................................           --              (100)
  Patent costs ...................................................           --              (199)
  Other ..........................................................             (3)           --
                                                                          -------         -------
             Net cash used in investing activities ...............           (136)         (1,495)
                                                                          -------         -------
Cash flows from financing activities:
  Payments of long-term debt .....................................            (34)            (62)
  Net borrowings under line of credit ............................          1,230           2,465
  Decrease in book overdraft .....................................           (201)           --
  Proceeds from Employee Stock Purchase Plan .....................             42              53
  Exercise of options and warrants ...............................              7              67
  Investment from minority shareholder in joint venture ..........             35              85
                                                                          -------         -------
             Net cash provided by financing activities ...........          1,079           2,608
                                                                          -------         -------
Effect of foreign exchange rate changes on cash ..................            (58)            (14)
                                                                          -------         -------
Net increase in cash and cash equivalents ........................             65              27
Cash and cash equivalents, beginning of year .....................             58             356
                                                                          -------         -------
Cash and cash equivalents, end of period .........................        $   123         $   383
                                                                          =======         =======

        The accompanying notes are an integral part of these statements.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company has reclassified the presentation of certain prior year information to conform to the current year presentation format.

     As indicated in the financial statements contained in the Company's Annual Report on Form 10-K/A Number 2, the Company has incurred losses during the last three years. Additionally, for the nine months ended September 30, 1997, the Company incurred a net loss of $1,145,000. During 1996 and 1997, the Company's primary source of financing had been borrowings under its line of credit. During 1997, the Company experienced limitations on its ability to borrow under its line of credit. Additionally, in 1997, the Company was in violation of certain loan covenants that gave the lenders the right to accelerate the due date of the loan. These conditions raised substantial doubt about the Company's ability to continue as a going concern as reflected in the report of the Company's independent public accountants on the 1996 financial statements contained in Form 10-K/A Number 2. Subsequent to the sale of the NDE Business (see Note 2) the Company paid $6,502,000 against its line of credit, repaying the line in full. The bank has exercised its right not to make any further advances under the facility.

     The Company believes that its current cash and short-term investment resources will be sufficient to fund the Company's operations, debt and lease obligations and expected capital expenditures for the next 24 months. Additional financing may be required for the Company to consummate any material business acquisitions, none of which are currently contemplated.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A, Number 2 for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of results of the Company's operations for any other interim period or for the full year.

2.   Sale of NDE Business

     On October 30, 1997, the Company completed the sale of substantially all of the assets of its nondestructive testing and evaluation services business (the NDE Business) to a subsidiary of General Electric Company for $13,600,000 in cash and the assumption of certain associated liabilities totaling approximately $1,300,000. The purchase price is subject to a downward adjustment based on specified working capital levels with $1,485,000 held in escrow for a period of one year from the October 30, 1997 closing date to secure certain indemnification obligations of the Company to the buyer. The Company used a portion of the proceeds from the sale to repay its line of credit and intends to use the remaining proceeds to invest in the existing product business and for other corporate purposes.

     For all periods presented in the accompanying financial statements, the results of operations of the NDE Business are reported as discontinued operations. The net assets of the NDE Business are reported as net assets of discontinued operations at both balance sheet dates presented. The Company expects to record a pre-tax gain on the sale of the NDE Business of approximately $6.4 million in the fourth quarter of 1997. Additionally, as a result of the sale of the NDE Business, the Company will utilize certain net operating loss carryforwards and tax credits for which a valuation allowance had previously been recorded. Accordingly, the Company expects to record an income tax benefit of approximately $889,000 relating to the reversal of the valuation allowance in the fourth quarter of 1997.

3.   Inventories

     Inventories are summarized as follows:

                             September 30, 1997           December 31, 1996
                             ------------------           -----------------
     Raw materials              $3,019,000                    $3,171,000
     Finished goods                452,000                       483,000
                                ----------                    ----------
                                $3,471,000                    $3,654,000
                                ==========                    ==========

4.   Supplemental Cash Flow

     Cash paid for income taxes for the nine months ended September 30, 1997 and 1996 was approximately $91,000 and $94,000, respectively. Cash received for income tax refunds for the nine months ended September 30, 1997 and 1996 was approximately $55,000 and $0, respectively. Cash paid for interest for the nine months ended September 30, 1997 and 1996 was approximately $469,000 and $81,000, respectively.

5.   New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. Management does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the Company's primary or fully-diluted EPS measured under APB No. 15. The Company will present both EPS measures on the face of the statement of operations.

                           LIBERTY TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

When used in this Quarterly Report on Form 10-Q and in other written or oral public statements by the Company and Company officers and management, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired business; (ii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options are exercised; (iii) the sensitivity of the Company's business to general economic conditions; (iv) the timely development, production and acceptance of new products; (v) continued acceptance in the marketplace, competition and buying patterns of customers; (vi) the timing of orders from, and shipments to, major customers; (vii) changes in product/service revenue mix; (viii) the absence of a significant order backlog; (ix) factors associated with international sales such as the relative strength of the dollar when compared to the currencies of the countries into which the Company exports products; (x) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (xi) changes in accounting principles, policies or guidelines; and (xii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996:

Total Revenues. For the three and nine month comparative periods ended September 30, 1996 and 1997, total revenues increased from $3,117,000 to $3,740,000, or 20%, and from $11,643,000 to $15,694,000, or 35%, respectively.

Product revenues increased from $2,231,000 to $2,455,000, or 10%, for the three months ended September 30, 1996 and 1997, respectively, on higher sales of condition monitoring products to domestic power and international industrial customers and on sales of the Company's motor products, released in the first quarter of 1997. Product revenues increased from $8,175,000 to $10,019,000, or 23%, for the nine months ended September 30, 1996 and 1997, respectively, principally on higher sales of both industrial condition monitoring products and RADView(TM).

Service revenues increased from $792,000 to $1,000,000, or 26%, for the three months ended September 30, 1996 and 1997, respectively, and from $3,374,000 to $5,065,000, or 50%, for the nine months ended September 30, 1996 and 1997, respectively, as a result of stronger nuclear and industrial service revenues.

Revenues from outside funding increased from $94,000 to $285,000, or 203%, for the three months ended September 30, 1996 and 1997, respectively, and from $94,000 to $610,000, or 549%, for the nine months ended September 30, 1996 and 1997, respectively, as a result of RADView funding by the US Air Force.

Cost of Revenues. Cost of revenues increased from $1,832,000 to $1,992,000, or 9%, for the three months ended September 30, 1996 and 1997, respectively, and from $5,629,000 to $7,665,000, or 36%, for the nine months ended September 30, 1996 and 1997, respectively, as a result of higher sales volume. For the three month comparative period, overall costs of revenues decreased as a percentage of total revenues from 59% to 53%. For the nine month comparative period, overall cost of revenues as a percentage of revenues increased from 48% to 49%.

Gross Profit. Gross profit increased from $1,285,000 to $1,748,000 and from $6,014,000 to $8,029,000 for the three and nine month periods ended September 30, 1996 and 1997, respectively. Funding from outside sources included in gross profit totals $94,000 and $285,000 for the three months and $94,000 and $610,000 for the nine months ended September 30, 1996 and 1997, respectively. For the three month comparative period, gross profit as a percentage of total revenues increased from 41% to 47%. For the nine month comparative period, gross profit as a percentage of revenues decreased from 52% to 51%. The Company expects that gross profit margin will vary from quarter to quarter depending on the mix and volume of products and services sold.

Operating Expenses. Operating expenses decreased 6%, from $3,601,000 to $3,381,000 for the three month periods ended September 30, 1996 and 1997 as a result of lower condition monitoring and corporate expenditures. For the nine month periods ended September 30, 1996 and 1997 operating expenses increased 10%, from $9,412,000 to $10,394,000, respectively. This increase was partially attributable to Liberty Maintenance Predictive (LMP), the Company's joint venture, which was not fully operational in 1996 and which had operating expenses of $374,000 and $656,000 for the nine months ended September 30, 1996 and 1997, respectively. RADView operating expenses increased from $1,320,000 to $1,795,000 for the same period. Additionally, there were $203,000 of favorable restructuring reserve adjustments in 1996, with no such corresponding adjustments in 1997.

Interest expense, net. Net interest expense increased from $73,000 to $192,000 and from $87,000 to $511,000 for the three and nine months ended September 30, 1996 and 1997, respectively, as a result of higher average borrowings against the Company's line of credit and an increase in the weighted average interest rate charged for this facility, from 6.6% in 1996 to 8.7% in 1997.

Income taxes. The effective rate used to record the Company's income tax benefit increased from 28% to 43% and from 27% to 40% for the three and nine month periods ended September 30, 1996 and 1997, respectively. The 1996 tax rate reflected state income tax expense in certain states for certain of the Company's subsidiaries that offset the federal tax benefit on the Company's consolidated losses. The 1997 tax rate anticipates taxable income for both state and federal taxes for the year.

The Company did not record an income tax benefit during the first two quarters of 1997 due to uncertainties related to the realization of its deferred tax asset. As a result of the sale of the NDE Business, the Company will be able to realize an income tax benefit on its 1997 losses and will utilize certain net operating loss carryforwards and tax credits for which a valuation allowance of $889,000 had previously been recorded. The Company expects to reverse the valuation allowance in the fourth quarter of 1997.

Loss from continuing operations. Loss from continuing operations decreased from $1,636,000, or ($0.33) per share, to $1,060,000, or ($0.21) per share and from
$2,512,000, or ($0.50) per share, to $1,601,000, or ($0.32) per share, for the three and nine month periods ended September 30, 1996 and 1997, respectively. For the three month periods, the decrease is attributable to increased gross profits, lower operating expenses and a higher income tax benefit, partially offset by higher interest expense. For the nine month periods, the decrease is attributable to the higher gross profits and income tax benefit, partially offset by increased operating expenses and interest expense.

Income (loss) from discontinued operations, net of tax. Net loss from discontinued operations increased from $31,000 to $65,000 for the three months ended September 30, 1996 and 1997, respectively, and net income from discontinued operations decreased from $819,000 to $456,000 for the nine months ended September 30, 1996 and 1997, respectively, primarily as a result of lower revenues and gross profit margins during the 1997 period versus the comparable 1996 period.

Shares used in computing net loss per share. The number of shares used in calculating loss per share increased from 4,978,000 to 5,010,000 in the three month comparative period, and from 4,969,000 to 5,003,000 in the nine month comparative period. The increase in shares resulted from the exercise of stock options under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan.

Liquidity and Capital Resources

The Company has financed its working capital requirements and capital expenditures primarily through borrowings against its revolving credit facility.

At September 30, 1997, the Company had cash and investments aggregating $123,000 compared to $58,000 at December 31, 1996, reflecting the cash provided by financing activities.

Net cash used in operating activities decreased from $1,072,000 during the first nine months of 1996 to $820,000 during the first nine months of 1997. The change was principally attributable to a slight decrease in inventories during the 1997 period as compared to an increase of $1,465,000 during the 1996 period and decreases in the net assets of discontinued operations. These increases in cash were partially offset by a smaller decrease in accounts receivable and were further offset by a decrease in accounts payable during the 1997 period as compared to an increase in the 1996 period.

Net cash used in investing activities decreased from $1,495,000 in the first nine months of 1996 to $136,000 in the first nine months of 1997. This decrease resulted from lower capital additions in 1997 and purchases of licenses and patent costs in 1996.

Net cash provided by financing activities decreased from $2,608,000 during the first nine months of 1996 to $1,079,000 in the first nine months of 1997 primarily due to lower increases in borrowings under the Company's bank line of credit during the 1997 period as compared to the 1996 period.

The Company's primary source of financing in 1996 and 1997 had been borrowings under its line of credit. During 1997, the Company's outstanding principal balance under the credit facility has exceeded the line's borrowing base and the Company was in violation of certain covenants, resulting in the loan being in default. During the time that the Company was in default, the lenders permitted the Company to continue to borrow under the credit facility, notwithstanding the default. On October 30, 1997 the Company paid $6,502,000 against its line of credit, repaying the line in full. The bank has exercised its right not to make any further advances under the facility.

Sale of the Nondestructive Testing and Evaluation Services Business

On October 30, 1997 the Company completed the sale of substantially all of the assets of its nondestructive testing and evaluation services business (the NDE Business) to a subsidiary of General Electric Company for $13.6 million in cash and the assumption of certain associated liabilities totaling approximately $1,300,000. The purchase price is subject to a downward adjustment based on specified working capital levels with $1,485,000 held in an escrow account for a period of one year from the October 30, 1997 closing date to secure certain indemnification obligations of the Company to the buyer.

As a result of the sale of the NDE Business, the Company's revenues, operating income and cash flow will decrease. However, the cash generated from the sale has allowed the Company to repay its line of credit and will provide additional working and investment capital to support general corporate purposes and its Products Businesses, which consists of the following: (1) performance and condition monitoring products and service, including dynamic testing services, (2) RADView(TM) imaging systems and (3) international business development.

The Company believes that its current cash and short-term investment resources will be sufficient to fund the Company's operations, debt and lease obligations and expected capital expenditures for the next 24 months. Additional financing may be required for the Company to consummate any material business acquisitions, none of which are currently contemplated.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        1. Exhibit 11 - Earnings per Share Calculation

        2. On July 25, 1997 the Company filed a report on Form 8-K related to a definitive agreement for the sale of certain assets of its nondestructive evaluation and testing services business, the NDE Business.

                                  SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 1997




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

                                  EXHIBIT INDEX




                                                                  Sequentially
Exhibit                                                           Numbered Page
Number                                                               Number
-------                                                           -------------
11                Calculation of Earnings Per Share                    17