Form 10-K
period 1997-12-31
LIBERTY TECHNOLOGIES INC
filed 1998-03-31
CIK 897730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997
                                       or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required] for the transition period from ______ to _____________

                         Commission file number 1-11729
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

      As of March 20, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the NASDAQ National Market was $15,012,408 (5,004,136 shares outstanding at a closing price of $3.00 per share).
      As of March 20, 1998, the registrant had 5,004,136 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      The registrant's Proxy Statement for the Annual Meeting of Shareholders on June 9, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================
                               Page 1 of 49 Pages
                            Exhibit Index at Page 45

                               INDEX TO FORM 10-K
                           LIBERTY TECHNOLOGIES, INC.

                                                                         Page
                                                                      References
                                                                      ----------

PART I
ITEM 1.  BUSINESS .............................................................3

ITEM 2.  PROPERTIES...........................................................15

ITEM 3.  LEGAL PROCEEDINGS....................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS..................................................16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................23

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................24

ITEM 11. EXECUTIVE COMPENSATION...............................................25


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.......................................................25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................25


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K..................................................26

                                     PART I

ITEM 1.  BUSINESS

      Liberty Technologies, Inc. ("Liberty" or the "Company"), founded in 1984, develops, manufactures, markets and sells diagnostic, condition monitoring and nondestructive evaluation systems and provides related services to customers in the worldwide power, process and industrial markets. Liberty's products and services are designed to reduce operating and maintenance costs and increase efficiency, reliability and safety of plant operation. The Company has established certain strategic technical and commercial alliances to advance its business objectives. The Company believes that its focused long-term strategies, and portfolio of products, services and technology provide the foundation from which it may achieve its goals and objectives.

      Liberty has three key business segments to support its mission: (1) performance and condition monitoring products, (2) RADView(TM) imaging systems, and (3) Liberty Technical Services.

      Liberty's performance and condition monitoring products provide customers with the tools to prevent unplanned downtime, improve asset utilization and increase plant safety. Liberty's proprietary products gather and interpret operating data of valves, engines, compressors, motors, and certain motor-driven equipment. The products utilize sensors, instruments and proprietary software that capture and log data for trending and analysis.

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

      Liberty Technical Services provides comprehensive dynamic testing services primarily for customers in the power industry. Dynamic testing services are provided for many plant components, including valves, compressors, engines, motors and certain motor-driven equipment. Special services include process safety management support, plant inspection, computerized reporting, and training.

      Market Overview

      The Company believes that several factors will continue to lead to a growing market for diagnostic products and services specifically designed for predictive maintenance. Increasing regulatory requirements, operation and maintenance costs, and global competition have led to intensified efforts by companies to improve the productivity, reliability and safety of their production facilities. Unplanned production shutdowns can have particularly severe economic consequences in process industries, which are characterized by continuous facility operation. In addition, concern about environmental damage and worker health is increasing attention to the safety of industrial plants where dangerous accidents can occur if critical or safety-related equipment fails to perform according to design. The Company also believes that the international nuclear power and process markets will develop using the Company's diagnostic products.

      Industrial maintenance practices have evolved from reactive to preventive and more recently, to predictive maintenance. Previously, repairs or refurbishments were reactive, typically in response to plant equipment failure. This approach gave way to preventive maintenance where components were serviced on a scheduled basis. While this approach offered some improvements, it generally results in the rebuilding of good components while problem components remained. New management practices focus on monitoring the condition of equipment through inspection and predictive maintenance in order to minimize downtime, reduce maintenance costs and improve asset utilization. An important element of these efforts is the diagnostic testing of critical production and safety-related equipment such as valves, turbines, motors, engines, motor-driven systems, and compressors. These practices require more accurate and cost-effective technologies, systems and procedures, such as those offered by the Company to predict, detect and avoid problems with critical equipment before failures lead to costly plant outages or hazardous situations.

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

      Another emerging trend is the replacement of film-based radiography with filmless radiography. Filmless radiography utilizes non-hazardous, reusable phosphor screens to more efficiently capture and store images in a digital format which allows images to be transmitted for viewing around the world while eliminating hazardous waste disposal issues. The trend towards filmless radiography is expected to accelerate as industries continue to move to paperless documentation systems. Target areas where radiography is practiced are the aerospace, power, process, defense, automotive, electrical and electronics, forging and casting industries.

      The trend towards outsourcing creates a demand for subcontracting to service companies, such as Liberty Technical Services, which have the specialized knowledge and access to labor which enables them to efficiently provide maintenance support. Inspections of fixed assets are performed on a routine basis to prevent equipment failure and to ensure compliance with safety and environmental regulations.

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

      Emphasize solutions-oriented customer service. Liberty Technical Services provides asset management for our clients utilizing M-Health(TM), RADView, and other nondestructive and condition monitoring testing technologies. As Liberty develops new products, it works closely with customers who provide valuable feedback by sharing ideas, developing and testing prototypes and analyzing performance. The Company augments the resulting products with training, consulting, application, and implementation services. Liberty believes that product reputation and customer relationships play a significant role in vendor selection. It also believes that market acceptance of new products and product extensions is enhanced by close cooperation and engineering relationships between the Company and its customers.

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

      In March 1994, the Company acquired Charleston, SC based Industrial NDT Company, a supplier of nondestructive testing services in the industrial market. This division was sold to a subsidiary of the General Electric Company on October 30, 1997. This acquisition's services utilized visual inspection, ultrasonic, radiographic, dye penetrant and magnetic particle technologies to inspect equipment, such as pressure vessels, above-ground storage tanks, pipelines, boilers and weldments. Special services included process safety management, plant inspection, computerized reporting, and training in nondestructive testing.

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

      TECO-Westinghouse Motor Company (TECO). In January 1998, Liberty entered into an agreement with TECO to private label Liberty's motor management products for distribution by TECO.

      North Sea Consortium. In December 1997, Liberty entered into an agreement to begin development of an on-line monitoring system for emergency shutdown and isolation valves for a consortium of North Sea oil companies consisting of Phillips Petroleum, Saga Petroleum, Staat Oil, and Norsk Hydro.

      Kodak. In December 1996, Liberty MP signed a non-exclusive agreement with Kodak to represent RADView into the French market. Kodak receives a commission on net sales of RADView products which it sells.

      Carl Bro. In May, 1996 Liberty signed an agreement with Carl Bro, an inspection and condition monitoring company, to offer the complete range of Liberty's diagnostic products and services to the Scandinavian market. Liberty pays a commission on net sales of Liberty products to the Scandinavian market. Liberty receives a royalty on any services sold that utilize Liberty products.

      Electricite de France (EdF). In December 1995, Liberty and EdF formed a joint venture company, Liberty M.P. to expand the Company's presence in the European power and process markets. Liberty M.P., with headquarters near Paris, France, provides predictive maintenance products and related services critical to the safe, reliable operation of electric power and industrial plants in the European Union. Liberty M.P. utilizes technologies developed by both Liberty Technologies and EdF. EdF is the largest utility in the world. The Company has a 51% ownership interest in Liberty M.P. For the year ended December 31, 1997, Liberty M.P. had revenues of $1,908,000 and a net loss of $267,000.

      Framatome S.A. In March 1995, the Company entered into a 5-year non-exclusive license which allows Framatome S.A. to provide VOTES services in Spain, South America, China, and the United Kingdom. In January 1996, the two companies entered into a 5-year non-exclusive license which allows Framatome S.A. to sell the Company's VOTES product and provide related services to Electricite de France. Liberty receives a royalty on VOTES services provided by Framatome S.A.

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

Products and Services Currently Offered

      By combining advanced diagnostic technologies with comprehensive software analysis, Liberty's products and services assist plant operators in various industries in preventing unplanned downtime, improve asset utilization and increase plant safety. Liberty's proprietary products monitor machinery condition and performance by gathering and interpreting operating data of valves, turbines, engines, compressors, motors, and motor-driven equipment. The Company's computed radiography products and services improve upon cost, safety and the environment as compared to conventional radiography.

      In addition to product sales, the Company provides sensors, accessories, hardware and software upgrades, and offers field services and training to its customers. The Company also performs specialized diagnostic and consulting services as part of customers' periodic predictive maintenance programs. The following table outlines the products and services currently offered by the
Company:



                     Products                      Initially Sold                           Applications
                     --------                      --------------                           ------------
      BETA-LINK(TM)                                     1995            Gathers and transmits data using radio telemetry
                                                                        simplifying data collection
      BETA-TRAP(TM)                                     1982            Evaluates peak firing pressures and consistency
                                                                        among combustion engine cylinders
      DATA-TRAP(R)                                      1983            Vibration-based condition monitoring and analysis
                                                                        for all classes of rotating equipment
      DIESEL-TRAP(TM)                                   1994            Analysis and condition monitoring for diesel engines
      Easy Torque-Thrust Sensor (ETT)                   1997            Simple to install strain gauge sensor
      FOUDRE                                            1996            Acoustic valve leak detection instrument
      M-HEALTH(TM)                                      1988            Plant-wide machinery data collection and analysis
                                                                        system for condition monitoring and predictive
                                                                        maintenance
      Motor Nalysis Software                            1996            Database management and analysis software for motor
                                                                        instruments
      Motor Performance Analyzer                        1996            Portable instrument automatically detects early
                                                                        stage problems in electric motors
      Motor Performance Tracker                         1997            Control panel-mounted electric motor performance and
                                                                        health monitor.
      Motor Power Monitor(R)                            1993            Detects early-stage problems in motors and
                                                                        motor-driven equipment
      Quarter Turn(TM)                                  1993            Quarter turn valve diagnostic system
      QuickCheck II(R)                                  1995            Check valve testing system
      RADView(TM) Film Digitizer and Workstation        1995            Converts existing radiographic film records to a
                                                                        digital format and offers improved records
                                                                        management and image analysis
      RADView(TM) Filmless Radiography                  1996            Industrial Radiography system uses reusable phosphor
                                                                        screens instead of radiographic films
      RECIP-TRAP(R)                                     1985            Analyzes performance and health of reciprocating
                                                                        compressors and engines
      RECIP-TRAP 9240                                   1997            Multi-channel real time analyzer for engines and
                                                                        compressors
      RECIP-TRAP/Online(TM)                             1995            Monitors reciprocating machinery on line, multiple
                                                                        machines, networks data
      RT Win                                            1996            Microsoft Windows based analysis software for
                                                                        Recip-Trap and Recip-Trap 9240
      BETA-TRAP/Online(TM)                              1977            Monitors gas and diesel engine performance on-line,
                                                                        networks data, wireless display unit





      Portable Engine Balancing System (PEBS)           1997            Diesel locomotive engine, diesel ship propulsion
                                                                        systems portable diagnostic instrument
      Valve Vision                                      1996            Control valve testing instrument
      VOTES(R)100E                                      1996            Compact version of Votes for motor operated valve
                                                                        diagnostics
      VOTES(R)for Windows                               1995            Advanced valve analysis software product
      VOTES(R)Systems, Sensors and Accessories          1988            Motor operated valve diagnostic testing

                        Services
                        --------
      Customer Service and Applications                                 Sales, service and calibration of the Company's
      Engineering                                       1979(1)         products plus customer training and other technical
                                                                        services
      Liberty Technical Services                        1993            Dynamic testing includes diagnostics of critical
                                                                        plant equipment in power facilities

--------------------
(1) Customer Service and Applications Engineering Services supplied originally by Beta, acquired by the Company in August 1994.

Products

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

      Easy Torque-Thrust Sensor (ETT). The Easy Torque Thrust Sensor is a simple to install strain gauge sensor which is adaptable for various stem diameters.

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

      MotorNalysis(TM). MotorNalysis supports the Motor Performance Analyzer
(MPA) and Motor Performance Tracker products. It provides tools for waveform analysis and motor comparisons. Features include data management capabilities and communications features to enable remote monitoring.

      Motor Performance Analyzer(TM) (MPA). MPA is a portable diagnostic instrument that provides information on the health and operating efficiencies of induction poly-phase motors as they operate. MPA has integrated auto-analysis software to present diagnostic information in easy to understand reports to minimize user training.

      Motor Performance Tracker(TM) (MPT). MPT is a control panel-mounted electric motor performance and health monitor. It provides continuous data on a motor's rotor, stator, power source, motor shaft speed, torque efficiency, and other operating parameters. MPT performs its tests while the motor is in normal operation. There have been two patents awarded to the Company and several others are pending on this product.

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

      RT Win. The RT Win Windows-based software is a companion product to the Recip-Trap and Diesel-Trap. The SQL software enables customers to monitor the performance and condition of reciprocating machinery across multiple plant locations.

      BETA-TRAP/Online(TM). BETA-TRAP/Online(TM) continuously monitors natural gas or diesel engines cylinder pressures used to continually optimize engine performance, fuel and emissions. Highly reliable sensor, hardware and software are used to collect, analyze and present engine performance information. Wireless LAN and hardwire LAN connections make the data available for remote site monitoring.

      Portable Engine Balancing Systems (PEBS). PEBS is a multiple channel data acquisition instrument used to monitor information on locomotive and ship diesel engine performance. Information is displayed in real time on an integrated notebook computer. The user can quickly balance the engine load between cylinders to improve fuel consumption, reduce emissions, and extend the life of the engine.

      ValveVision(TM) ValveVision is a hand-held device that utilizes a Liberty patented C-clamp sensor to measure the condition of control valves. The unit interfaces via a PCMC/A interface and companion Windows-based software to connect to any notebook personal computer.

      VOTES (R) Systems, Sensors and Accessories. Liberty's Valve Operation Test and Evaluation System (VOTES) is the predominant system in the worldwide nuclear power industry for testing motor-operated valves. VOTES is a fully integrated diagnostic system that provides a comprehensive profile of a plant's motor operated valves, including the condition of the valve's motor, gearing, control, settings, stem, packing, bearings and other components. VOTES contributes to a plant's predictive maintenance program by helping to optimize valve operability, reduce maintenance costs and reduce personnel exposure to hazardous environments. VOTES for Windows analysis software evaluates tests acquired with the VOTES system using a Microsoft Windows(TM) platform offering many advanced diagnostic and data management tools.

      VOTES(R) 100e. The VOTES(R) 100e is an enhancement to the Company's VOTES(R) 100 system.

Services

      Liberty provides dynamic testing for critical plant equipment for facilities that rely on outsourcing. The service business provides a channel for Liberty's products into new markets.

      Liberty Technical Services. Testing services are provided for many plant components including valves, pumps, fans, compressors, turbines, engines, motors and motor-driven equipment. Special services include process safety management, plant inspection, and computerized reporting.

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

Products Under Development

      The Company's product development efforts focus on further enhancing the performance and capabilities of its current products as well as on commercializing its technologies for targeted applications in new markets. Liberty maintains close contact with customers thereby providing valuable feedback on product design and ideas for new products and applications to the Company's research and development programs. The Company designs and develops products in Conshohocken, PA and in Calgary, Alberta. The following products are in various stages of development with no assurance that they will be commercialized.

      Emergency Shutdown Valves (ESV) - A joint project with a consortium of North Sea oil companies consisting of Phillips Petroleum, Saga Petroleum, Staat Oil, and Norsk Hydro to develop an on-line monitoring system for emergency shutdown and isolation valves.

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

Advanced Research Projects

      In the last five years, Liberty invested an average of 23% of revenues on research and development, a portion of which is devoted to advanced research projects. The Company is investing in knowledge-based diagnostic systems, unique sensors, algorithm development, data compression, information displays and phosphor imaging technology. As a market leader in certain sensor technologies, the Company intends to maintain its leadership position by continuing development in this area. This research is addressing probe limitations related to environmental conditions and adding intelligent capabilities to the sensors.

Engineering and Product Development

      The Company believes that its future success will depend in large part on its ability to enhance and broaden its existing product lines and to develop new products. Each potential project is screened through four fundamental stages prior to commercialization: (I) market assessment, product requirements and planning; (ii) design; (iii) proto-typing and development; and (iv) testing and validation. Throughout the development process the Product Manager, together with a multi-disciplinary team of technical and business personnel, oversees each major project.

      Expenditures for engineering and product development in fiscal 1997, 1996 and 1995 were approximately $4.2 million, $4.5 million, and $4.6 million (of which $1.7 million was capitalized software development costs in 1995), or approximately 18%, 26% and 21% of total revenues, respectively. No software development costs were capitalized in 1996 and 1997. Of such amounts, approximately $0.7 million, $0.2 million and $0.1 million, respectively, were funded by customers of the Company or third parties.

Sales and Marketing

      The Company sells its systems and services through a direct sales force located in the United States, Canada, and Europe. The Company's principal office is in Conshohocken, Pennsylvania. Other offices including sales and service are located in Calgary, Alberta; Houston, TX; North Charleston, SC; Williamsburg, VA; and Cheshire, England. LMP is located outside Paris, France. In addition, the Company has entered into third party distribution agreements with distributors in various locations around the world to expand its international sales.

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

Customers

      Current customers for the Company's products are companies in the domestic and international power, industrial, and transportation markets. In 1997 and 1996, the Company's foreign operations and export sales accounted for approximately $3.5 million and $4.6 million, or 15% and 26%, respectively, of total revenues. In 1995, foreign operations and export sales accounted for less than 10% of total revenues. In 1996, 1995 and 1994, no customer accounted for

10% or more of total revenues. Because of the Company's typical pattern of revenues, its growth and the increase in its customer base, the Company does not believe that the loss of any particular customer would have a material adverse effect on the Company's business. However, due to the variability in the size and timing of orders for both products and services from the Company's customers, the Company's operating results may vary significantly from quarter to quarter.

Backlog

      The Company typically fills orders for commercial products within 30 days, although certain product orders require more time to complete, depending on customer schedules for planned facility maintenance and product availability. Customers usually purchase products on an as-needed basis, and thus, the Company generally has less than two months' revenues in product backlog. Due to the variable nature of service contracts, the Company generally carries about three month's revenues in service backlog. The Company does not believe that backlog is a meaningful indicator of future revenues.

Patents and Intellectual Property

      The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its products and proprietary technologies. The Company believes that their patents and intellectual property provide Liberty with a competitive advantage. The loss of any single item, however, would not have a significant impact on the Company. The Company currently owns 24 U.S. patents (one expires in 1998, 23 expire between 2007 and 2016) and 17 foreign patents (expire between 2008 and 2012) and in addition has assigned four U.S. and two foreign patent to EPRI in return for exclusive worldwide marketing and licensing rights for STARS ABM. The RADView technology is protected by 38 U.S. patents (expire between 2006 and 2009) under license from Quantex Corporation. In addition, the Company currently has thirteen U.S. and twelve foreign (including one to be assigned to EPRI) patent applications pending. The Company's software is protected under copyright laws.

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

Employees

      As of December 31, 1997, the Company employed approximately 125 persons of whom 14 were engaged in sales and marketing, 39 in engineering and product development, 20 in manufacturing and quality assurance, 33 in technical service and support and 19 in finance and administration. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

      Liberty leases approximately 40,000 square feet for its principal administrative, marketing, manufacturing and product development and support facility in Conshohocken, Pennsylvania, under an agreement which expires in December 2000. The Company also leases a 20,000 square foot facility in Houston, Texas for sales, product support, and service under an agreement which expires in February 2001. In addition, approximately 6,600 square feet is leased for product development and sales functions in Calgary, Alberta under an agreement which expires in May 2001. Other locations for sales and service operations are leased in St. Joseph, Michigan; North Charleston, South Carolina; and Williamsburg, Virginia; under agreements expiring at various times through 1999. Liberty M.P. leases office space near Paris, France. The Company believes that its facilities are adequate for the foreseeable future and that suitable additional or alternative space will be available on commercially reasonable terms when needed in the future.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, nor, to the Company's knowledge, is any material legal proceeding threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Approval for the sale of the Company's nondestructive testing and evaluation services business (NDE Business) and the adoption of the Asset Purchase Agreement providing for the sale of the NDE Business was submitted to a vote of the Company's shareholders on October 9, 1997. The sale of the NDE Business was approved by the shareholders at a special meeting of the shareholders on October 30, 1997.

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

                                                High       Low
                 1996                           ----       ---
                 ----
                 First Quarter                 6.125      4.375
                 Second Quarter                8.625      5.500
                 Third Quarter                 6.250      3.188
                 Fourth Quarter                4.250      2.500

                 1997
                 ----
                 First Quarter                 4.375      2.625
                 Second Quarter                3.688      2.500
                 Third Quarter                 4.250      2.625
                 Fourth Quarter                3.750      2.125

      On March 20, 1998, the closing sale price for the Company's Common Stock was $3.00 per share. As of that date, there were 203 record holders of the Common Stock, and the Company estimates that there were approximately 1,500 beneficial holders of the Common Stock.

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

      The Company did not sell any equity securities during the year ended December 31, 1997 that were not registered under the Securities Act.

Item 6. Selected Consolidated Financial Data

The selected historical consolidated financial data presented below has been derived from the Company's consolidated financial statements for each of the years indicated. The data set forth below is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included as items 7 and 8, respectively, in this Annual Report on Form 10-K.


Statement of Operations Data (1):                                    Year Ended December 31
                                                              (In thousands, except per share data)
                                               --------------------------------------------------------------
                                                 1997          1996         1995         1994(2)      1993
                                               --------      --------     ---------     --------     --------
Revenues:

    Product                                    $ 14,123      $ 12,456     $  12,474     $  9,049     $ 12,397
    Service                                       8,507         5,091         9,368        9,338        6,161
                                               --------      --------     ---------     --------     --------
                                                 22,630        17,547        21,842       18,387       18,558
                                               --------      --------     ---------     --------     --------

Cost of revenues:

    Product                                       6,028         4,243         5,364        3,335        3,380
    Service                                       6,321         4,370         6,621        6,570        3,862
                                               --------      --------     ---------     --------     --------
                                                 12,349         8,613        11,985        9,905        7,242
                                               --------      --------     ---------     --------     --------
    Gross profit:
      Product                                     8,095         8,213         7,110        5,714        9,017
      Service                                     2,186           721         2,747        2,768        2,299
                                               --------      --------     ---------     --------     --------
                                                 10,281         8,934         9,857        8,482       11,316
                                               --------      --------     ---------     --------     --------

Operating expenses:

    Engineering and product development           4,169         4,528         2,868        3,123        3,393
    Selling, general and administrative           9,353         8,739         7,977        5,919        4,577
    Non-recurring charges (3)                     2,279            --         4,428           --           --
                                               --------      --------     ---------     --------     --------
                                                 15,801        13,267        15,273        9,042        7,970
                                               --------      --------     ---------     --------     --------
        Operating income (loss)                  (5,520)       (4,333)       (5,416)        (560)       3,346
 Interest income (expense), net                    (551)         (203)          (60)          98          169
                                               --------      --------     ---------     --------     --------
        Income (loss) before income taxes,
          minority interest, change in
          accounting principle and
          discontinued operations                (6,071)       (4,536)       (5,476)        (462)       3,515
Income tax provision (benefit)                   (2,311)           30        (1,263)        (151)       1,106
                                               --------      --------     ---------     --------     --------
        Income (loss) before minority
          interest, change in accounting
          principle and discontinued
          operations                             (3,760)       (4,566)       (4,213)        (311)       2,409
Minority interest in loss of joint venture         (134)          (50)           --           --           --
                                               --------      --------     ---------     --------     --------
        Income (loss) before change in
          accounting principle and
          discontinued operations                (3,626)       (4,516)       (4,213)        (311)       2,409
Change in accounting principle                       --            --            --           --          100
                                               --------      --------     ---------     --------     --------
        Income (loss) before discontinued
           operations                            (3,626)       (4,516)       (4,213)        (311)       2,509
Discontinued operations, net of tax                  88         1,944         1,571          207           --
Gain on sale of discontinued operations, net
    of tax                                        2,641            --            --           --           --
                                               --------      --------     ---------     --------     --------
Net income (loss)                              $   (897)     $ (2,572)    $  (2,642)    $   (104)    $  2,509
                                               ========      ========     =========     ========     ========
Basic income (loss) per share (4):
    Before accounting change and
       discontinued operations                 $   (.72)     $   (.91)    $    (.85)    $   (.06)    $   0.58
    Accounting change                                --            --            --           --         0.02
    Discontinued operations                         .02           .39           .32           04           --
    Gain on sale of discontinued operations         .53            --            --           --           --
                                               --------      --------     ---------     --------     --------
                                               $   (.18)     $   (.52)    $    (.53)    $   (.02)    $   0.60
                                               ========      ========     =========     ========     ========

Diluted net income (loss) per share (4)        $   (.18)     $   (.52)    $    (.53)    $   (.02)    $   0.54
                                               ========      ========     =========     ========     ========
Shares used in computing basic income (loss)
   per share (4)                                  5,007         4,970         4,943        4,859        4,154
                                               ========      ========     =========     ========     ========
Shares used in computing diluted net income
   (loss) per share (4)                           5,007         4,970         4,943        4,859        4,637
                                               ========      ========     =========     ========     ========

Balance Sheet Data:
    Cash and investments                       $  2,444      $    324     $     356     $  1,083     $  9,175
    Working capital                               9,816         7,536         5,773        6,967       15,226
    Total assets                                 18,434        23,658        23,803       24,403       19,875
    Total debt                                      282         5,988         2,551          566          371
    Shareholders' equity                         13,125        13,973        16,410       18,954       17,502


--------------
(1) See Note 3 to the Notes to the consolidated financial statements for information on the sale of the NDE Business in 1997. The results of the NDE Business have been treated as discontinued operations for all periods presented.
(2) See Note 2 of Notes to the Consolidated Financial Statements for information on acquisitions in 1994.
(3) In 1997, the Company recorded non-recurring charges related to the write-off of goodwill and other intangible assets. In 1995, the Company recorded non-recurring charges related to the write-off of capitalized software development costs and a corporate restructuring. See Notes 2 and 4 of Notes to the consolidated financial statements.
(4)  See Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

When used in this Annual Report on Form 10-K and in other written or oral public statements by the Company and Company officers and management, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired business; (ii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options are exercised; (iii) the sensitivity of the Company's business to general economic conditions; (iv) the timely development, production and acceptance of new products; (v) continued acceptance in the marketplace, competition and buying patterns of customers; (vi) the timing of orders from, and shipments to , major customers; (vii) changes in product/service revenue mix; (viii) the absence of a significant order backlog; (ix) factors associated with international sales such as the relative strength of the dollar when compared to the currencies of the countries into which the Company exports products; (x) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (xi) changes in accounting principles, policies or guidelines; and (xii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Results of Operations

1997 Compared to 1996

         Total Revenues. Total revenues increased from $17.5 million in 1996 to $22.6 million in 1997, or 29%. Product revenues increased from $12.5 million in 1996 to $14.1 million in 1997, or 13%, primarily due to a $0.9 million increase in condition monitoring product sales into the domestic nuclear and industrial markets and a $0.3 million increase in RADView(TM) sales. Service revenues increased from $5.1 million in 1996 to $8.5 million in 1997, or 67%, primarily as a result of higher revenues from nuclear services and increased revenues from external funding sources of approximately $0.8 million.

         Cost of Revenues. Cost of revenues increased from $8.6 million in 1996 to $12.3 million in 1997, or 43%. As a percentage of total revenues, cost of revenues increased from 49% in 1996 to 55% in 1997. Cost of product revenues increased as a percentage of product revenues from 34% in 1996 to 43% in 1997. Cost of service revenues decreased as a percentage of service revenues from 86% in 1996 to 74% in 1997 as a result of increased higher margin technical service revenues and improved nuclear service margins. Gross profit increased from $8.9 million in 1996 to $10.3 million in 1997, or 15%. As a percentage of total revenues, gross profit decreased from 51% in 1996 to 45% in 1997. The Company expects that the gross profit percentage will vary from period to period depending primarily on the mix of products and services sold.

         Engineering and Product Development Expenses. Total engineering and product development expenses decreased from $4.5 million to $4.2 million, or 8%, from 1996 to 1997. The decrease is due to a reduction in internally funded development. As a percentage of total revenues, engineering and product development expenses decreased from 26% in 1996 to 18% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $8.7 million in 1996 to $9.4 million in 1997, or 7%, and decreased as a percentage of total revenues from 50% in 1996 to 41% in 1997. The increase in expenditures resulted primarily from the addition of $0.3 million in Liberty M.P. operating expenses, which was in the startup phase during 1996, and costs associated with the introduction of the new motor monitoring products. The decrease as a percentage of revenues is a result of the increase in revenues.

         Non-recurring Charges. During 1997, the Company recorded a charge of $2.3 million for the write-off of goodwill related to the acquisition of Beta Monitors and Controls and other miscellaneous intangible assets.

         Interest Expense, net. Net interest expense was $0.2 million in 1996 as compared to $0.6 million in 1997. The increase was a result of increased short-term bank financing to fund working capital during 1997.

         Income Tax Provision (Benefit). The Company recorded an income tax provision of $30,000 in 1996 as compared to a benefit of $2.3 million for 1997. In 1996, the Company recorded a valuation allowance of $0.9 million due to uncertainties regarding the realizability of the net deferred tax asset at December 31, 1996. As a result of the gain on the sale of the NDE Business in October 1997, the Company utilized net operating loss carryforwards for which the valuation allowance had been recorded. Accordingly, the Company recorded an income tax benefit of $0.9 million for the year ended December 31, 1997, related to the reversal of the valuation allowance. For the year ended December 31, 1997, the effective income tax rate from continuing operations used to record the tax benefit was 38.1% compared to an effective income tax rate of 0.7% in 1996. In 1997, the favorable impact of the reversal of the valuation allowance was partially offset by the write down of goodwill related to the acquisition of Beta Monitors and Controls, which is not deductible for tax purposes. In 1996, the federal tax benefit was offset by the valuation allowance recorded.

         Loss from continuing operations. Loss from continuing operations decreased from $4.5 million in 1996 to $3.6 million in 1997, or $0.91 and $0.72 loss per share in 1996 and 1997, respectively. The increase in the loss from continuing operations in 1997 reflects increased gross profits as compared to 1996, and the reversal of the valuation allowance of $0.9 million on the deferred tax asset, offset by the write down of intangible assets and the increase in operating expenses and interest expense.

         Income from discontinued operations, net of tax. Net income from discontinued operations decreased from $1.9 million to $88,000 for the year ended December 31, 1996 and 1997, respectively, primarily as a result of lower revenues and gross profit margins and higher operating expenses during the 1997 period versus the comparable 1996 period. Income from discontinued operations for the year ended December 31, 1997 reflects the operations of the NDE Business through October 30, 1997.

         Loss per share. Loss per share decreased from $0.52 in 1996 to $0.18 loss per share in 1997. The number of shares used in calculating earnings per share increased to 5,007,000 in 1997 from 4,970,000 in 1996 due to the issuance of shares in connection with the exercise of stock options and the sale of stock through the Company's Employee Stock Purchase Plan.

1996 Compared to 1995

         Total Revenues. Total revenues decreased from $21.8 million in 1995 to $17.6 million in 1996, or 20%. Service revenues decreased from $9.4 million in 1995 to $5.1 million in 1996, or 46%, primarily as a result of lower nuclear service revenues as customers reduced their maintenance outages.

         Product revenues remained flat at $12.5 million in both 1995 and 1996. Sales of condition monitoring products into the domestic nuclear and industrial markets decreased $2.5 million, offset by an increase of $1.0 million in international condition monitoring sales and an increase of $1.5 million in RADView(TM) sales.

         Cost of Revenues. Cost of revenues decreased from $12.0 million in 1995 to $8.6 million in 1996, or 28%. As a percentage of total revenues, cost of revenues decreased from 55% in 1995 to 49% in 1996. Cost of product revenues as a percentage of product revenues decreased from 43% in 1995 to 34% in 1996, primarily as a result of the elimination of the amortization of capitalized software from costs of sales in 1996 and the consolidation of manufacturing operations in the beginning of 1996. Cost of service revenues as a percentage of service revenues increased from 71% in 1995 to 86% in 1996 as a result of a decrease in nuclear service margins. Gross profit decreased from $9.9 million in 1995 to $8.9 million in 1996, or 10%. As a percentage of total revenues, gross profit increased from 45% in 1995 to 51% in 1996.

         Engineering and Product Development Expenses. Engineering and product development expenses increased from $2.9 million in 1995 to $4.5 million in 1996, or 58%, primarily as a result of software development costs which did not meet the criteria for capitalization. During 1995 the Company capitalized software development expenditures of $1.7 million. At the end of 1995 the Company wrote off the balance of capitalized software and did not capitalize any additional software development costs in 1996 due to the rapidly changing technology environment in which the Company operates and its impact on product life cycles.

         Excluding the impact of software development costs capitalized during 1995, total engineering and product development costs including capitalized software development expenditures remained relatively flat, decreasing from $4.6 million to $4.5 million, or 2%, from 1995 to 1996. As a percentage of total revenues, engineering and product development expenses, including capitalized expenditures, increased from 21% in 1995 to 26% in 1996, reflecting the lower revenues in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $8.0 million in 1995 to $8.7 million in 1996, or 10%, and increased as a percentage of total revenues from 37% in 1995 to 50% in 1996. The increase in expenditures resulted primarily from the addition of $0.7 million of operating expenses of Liberty M.P., which became operational at the beginning of 1996.

         Non-recurring Charges. The Company incurred restructuring charges of $0.8 million during 1995 as a result of the consolidation of its two product divisions, including manufacturing, into a single products business unit, and its two service subsidiaries into a single service division as of December 31, 1995.

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

         Income Tax Provision (Benefit). The Company recorded an income tax benefit of $1.3 million in 1995 and an income tax provision of $30,000 in 1996. The net tax expense in 1996 represents state income taxes and foreign taxes from certain of the Company's subsidiaries. The federal income tax benefit for 1996 ($0.9 million) was offset by a valuation allowance of the same amount.

         Loss from continuing operations. Loss from continuing operations increased from $4.2 million in 1995 to $4.6 million in 1996, or $0.85 and $0.91 loss per share in 1995 and 1996, respectively. The loss from continuing operations in 1995 reflects the effect of the non-recurring charges, as discussed above. The loss from continuing operations in 1996 reflects lower gross profit and operating income and the valuation allowance of $0.9 million recorded on the deferred tax asset.

         Income from discontinued operations, net of tax. Net income from discontinued operations increased from $1.6 million to $1.9 million for the years ended December 31, 1995 and 1996, respectively, primarily as a result of higher revenues and gross profit margins during the 1996 period versus the comparable 1995 period.

         Loss per share. Loss per share decreased from $0.53 in 1995 to $0.52 loss per share in 1996. The number of shares used in calculating earnings per share increased to 4,970,000 in 1996 from 4,943,000 in 1995 due to the issuance of shares in connection with the exercise of stock options and the sale of stock through the Company's Employee Stock Purchase Plan.

Liquidity and Capital Resources

         For the past three years, the Company has financed its working capital requirements and capital expenditures and acquisitions through operations, bank debt and the proceeds of its initial public offering.

1997 Compared to 1996

         The Company had cash and short term investments of $2.4 million and $0.3 million at December 31, 1997 and 1996, respectively.

         Net cash used by operations in 1997 was $3.3 million compared to $2.0 million in 1996. The increase is a result of an increase in accounts receivable and a decrease in income taxes payable related to taxes from the sale of the NDE Business.

         Net cash provided by investing activities in 1997 was $11.5 million compared to $2.2 million used by investing activities in 1996. The increase is primarily due to $12.1 million of proceeds generated from the sale of the NDE Business. Additionally, investment in fixed assets decreased from $1.8 million in 1996 to $0.5 million in 1997.

         Net cash used by financing activities in 1997 was $6.1 million compared to net cash provided by financing activities of $4.1 million in 1996, primarily due to borrowings against the Company's bank line of credit in 1996 as compared to repayment of the line 1997.

1996 Compared to 1995

         The Company had cash of $0.3 million and $0.4 million at December 31, 1996 and 1995, respectively.

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


Liquidity

         In March 1998, a commercial bank offered to provide the Company with a two-year line of credit of up to $5.0 million. The line of credit is subject to the Company's acceptance of the Bank's proposed commitment letter and to the finalization of the appropriate loan documents. Borrowing under the line would be limited to 80% of qualified accounts receivable, as defined, and would be collateralized by a pledge of substantially all of the Company's assets. Additionally, the Company would be required to maintain compliance with certain financial and non-financial covenants, as defined. Borrowings under this facility would bear interest at the bank's prime rate plus 1.5%.

         During 1997 and 1996, the Company had a $7.5 million line of credit facility with a commercial bank (the "Bank"). The line was fully repaid with a portion of the proceeds from the sale of the NDE Business. The Bank, however, subsequently exercised its right not to make future advances under the credit facility.

         The Company believes that its current cash and short-term investment resources, internally generated funds and proposed line of credit will be sufficient to fund the Company's operations, debt and lease obligations and expected capital expenditures for the next twenty-four months and, to the belief of management, on a longer term basis. Additional financing may be required for the Company to consummate any material business acquisitions, none of which are currently contemplated.

Inflation

      Inflation has not had a significant impact on the Company.

Year 2000 Compliance

      The Company has been evaluating its information technology infrastructure for year 2000 compliance. The majority of the Company's internal information systems are fully compliant and will function properly beyond the year 1999. The Company has been communicating with suppliers, financial institutions and others to determine the current level of compliance and to coordinate conversion to systems which are year 2000 compliant wherever necessary. To the extent the Company's significant suppliers, financial institutions and customers do not successfully achieve year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected. The total cost of the software and implementation of any changes that may be required is estimated to be immaterial and will be expensed as incurred.

      Computer software is an integral part of many of the Company's products. The Company has evaluated each of its products and has determined that the majority of them will function properly beyond the year 1999. Several of the Company's products require modifications be made to insure their functionality in the year 2000. The projects to insure compliance are scheduled to be completed at dates starting in the second quarter of 1998, with final completion of all projects by the end of 1998. The cost of completing these projects is estimated to be less than $100,000 and will be expensed as incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is set forth on pages F-1 through F-18 hereto and is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 29, 1997 and is hereby incorporated by reference herein.

      The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      The following sets forth information concerning the individuals who serve, as of April 14, 1997, as executive officers of the Company:

      Name                Age          Position
      ----                ---          --------

R. Nim Evatt              56           President; Chief Executive Officer
                                       and Chairman of the Board

Daniel G. Clare           39           Vice President, Finance;
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

ITEM 11. EXECUTIVE COMPENSATION

       The information required by Item 11 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 29, 1998 and is hereby incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 20, 1998 and is hereby incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission not later than April 20, 1998 and is hereby incorporated by reference herein.

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

         (b) Reports on Form 8-K. During the fourth quarter of 1997, the Company filed a report on Form 8-K on October 7, 1997, reporting that the Company had entered into an Amended and Restated Rights Agreement. Also, on November 13, 1997, the Company filed a report on Form 8-K reporting the sale of the NDE Business and including unaudited pro forma financial statements for the period ended June 30, 1997 and the year ended December 31, 1996.

                   LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED BALANCE SHEETS                                             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

      II.    VALUATION AND QUALIFYING ACCOUNTS                         F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Liberty Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Technologies, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Philadelphia, Pa.
    February 3, 1998

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                                      December 31,
                                                                               --------------------------------

                                ASSETS                                             1997                 1996
                                ------                                         -----------           ----------
Current assets:
    Cash and cash equivalents........................................          $     2,444           $      324
    Accounts receivable, net of allowance for doubtful
     accounts of $111 and $61........................................                6,307                5,502
    Inventories......................................................                3,568                3,654
    Escrow receivable, net...........................................                1,385                   --
    Refundable income taxes..........................................                  611                  230
    Deferred income taxes............................................                  340                  352
    Prepaid expenses and other.......................................                  181                  329
    Net assets of discontinued operations............................                   --                6,552
                                                                               -----------           ----------
              Total current assets...................................               14,836               16,943
Property and equipment, net..........................................                2,154                2,657
Goodwill, net........................................................                  103                2,256
Deferred income taxes................................................                  246                  327
Other assets.........................................................                1,095                1,475
                                                                               -----------           ----------
                                                                               $    18,434           $   23,658
                                                                               ===========           ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit...................................................          $        --           $    5,725
    Current maturities of long-term debt.............................                   37                   46
    Book overdraft...................................................                   --                  472
    Accounts payable.................................................                1,938                2,200
    Accrued compensation and benefits................................                  638                  496
    Other accrued expenses...........................................                1,232                  374
   Unearned revenue..................................................                  303                   12
    Income taxes payable.............................................                  872                   82
                                                                               -----------           ----------
              Total current liabilities..............................                5,020                9,407
                                                                               -----------           ----------
Long-term debt.......................................................                  245                  217
                                                                               -----------           ----------
Due to minority shareholder..........................................                   44                   61
                                                                               -----------           ----------
Commitments (Note 8)
Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued.......................................                   --                   --
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,027,987 and 5,018,987 shares issued,
       and 5,020,239 and 4,989,915 outstanding.......................                   50                   50
    Additional paid-in capital.......................................               17,215               17,242
    Accumulated deficit .............................................               (4,075)              (3,178)
    Treasury stock at cost...........................................                  (40)                (149)
    Cumulative translation adjustment................................                  (25)                   8
                                                                               -----------           ----------
              Total shareholders' equity.............................               13,125               13,973
                                                                               -----------           ----------
                                                                               $    18,434           $   23,658
                                                                               ===========           ==========

The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                  Year Ended December 31,
                                                                  --------------------------------------------------

                                                                         1997              1996             1995
                                                                  ---------------   ---------------  ---------------
Revenues:
   Product....................................................    $        14,123   $        12,456  $        12,474
   Service....................................................              8,507             5,091            9,368
                                                                  ---------------   ---------------  ---------------
                                                                           22,630            17,547           21,842
                                                                  ---------------   ---------------  ---------------

Cost of revenues:
   Product....................................................              6,028             4,243            5,364
   Service....................................................              6,321             4,370            6,621
                                                                  ---------------   ---------------  ---------------
                                                                           12,349             8,613           11,985
                                                                  ---------------   ---------------  ---------------
              Gross profit....................................             10,281             8,934            9,857
                                                                  ---------------   ---------------  ---------------

Operating expenses:
   Engineering and product development........................              4,169             4,528            2,868
   Selling, general and administrative........................              9,353             8,739            7,977
   Non-recurring charges (Note 3).............................              2,279              --              4,428
                                                                  ---------------   ---------------  ---------------
                                                                           15,801            13,267           15,273
                                                                  ---------------   ---------------  ---------------

              Operating loss..................................             (5,520)           (4,333)          (5,416)

Interest expense, net.........................................               (551)             (203)             (60)
                                                                  ---------------   ---------------  ---------------

              Loss before income taxes, minority interest and
                discontinued operations.......................             (6,071)           (4,536)          (5,476)

Income tax provision (benefit)................................             (2,311)               30           (1,263)
                                                                  ----------------  ---------------  ----------------

              Loss before minority interest and discontinued
                operations....................................             (3,760)           (4,566)          (4,213)

Minority interest in loss of joint venture....................               (134)              (50)             --
                                                                  ---------------   ---------------  ---------------

              Loss before discontinued operations.............             (3,626)           (4,516)          (4,213)

Income from discontinued operations, net of tax of
     $167, $54, and $154......................................                 88             1,944            1,571

Gain on sale of discontinued operations, net of tax of $3,232.              2,641               --               --
                                                                  ---------------   ---------------  ---------------

Net loss......................................................    $         ( 897)  $        (2,572) $        (2,642)
                                                                  ===============   ===============  ===============

Basic and diluted income (loss) per share
     Continuing operations....................................    $          (.72)   $         (.91) $          (.85)
     Discontinued operations..................................                .02               .39              .32
     Gain on sale of discontinued operations..................                .53               --               --
                                                                  ---------------   ---------------  ---------------
                                                                  $          (.18)   $         (.52) $          (.53)
                                                                  ===============   ===============  ===============

Weighted average shares outstanding...........................              5,007             4,970            4,943
                                                                  ===============   ===============  ===============


The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                                                                  Common Stock
                                                            --------------------        Additional     Retained
                                                              Number                     Paid-in       Earnings
                                                            of Shares     Amount         Capital       (Deficit
                                                            ---------     ------       ----------      --------
Balance, December 31, 1994..........................        4,994,112     $   50       $ 17,212        $  2,036

  Exercise of stock options.........................            9,250        -               16            -

  Shares issued for employee stock purchase plan....              -          -              (33)           -

  Currency translation adjustment ..................                         -          -             -

  Net loss..........................................              -          -             -             (2,642)
                                                            ---------     ------       --------        --------

Balance, December 31, 1995..........................        5,003,362         50         17,195            (606)

  Exercise of stock options.........................           15,625        -               67            -

  Shares issued for employee stock purchase plan....              -          -              (20)           -

  Net loss..........................................              -          -              -            (2,572)
                                                            ---------     ------       --------        --------

Balance, December 31, 1996..........................        5,018,987         50         17,242          (3,178)

  Exercise of stock options including income tax
    benefit.........................................            9,000        -               29            -

  Shares issued for employee stock purchase plan,
    including income tax benefit....................              -          -              (56)           -

  Currency translation adjustment ..................              -          -               -             -

  Net loss..........................................              -          -               -             (897)
                                                            ---------     ------       --------        --------

Balance, December 31, 1997..........................        5,027,987     $   50       $ 17,215        $ (4,075)
                                                            =========     ======       ========        ========

(TABLE CONTINUED)
                                                                Treasury Stock
                                                          ----------------------       Cumulative         Total
                                                            Number                     Translation      Shareholders'
                                                          of Shares       Amount       Adjustment         Equity
                                                          ---------       ------       -----------      ------------

Balance, December 31, 1994..........................        65,578       $  (344)       $   -           $ 18,954

  Exercise of stock options.........................          -             -               -                 16

  Shares issued for employee stock purchase plan....       (19,367)          107            -                 74

  Currency translation adjustment ..................                                          8                8

  Net loss..........................................          -             -               -             (2,642)
                                                          --------       -------        -------         --------

Balance, December 31, 1995..........................        46,211          (237)             8           16,410

  Exercise of stock options.........................          -             -               -                 67

  Shares issued for employee stock purchase plan....       (17,139)           88            -                 68

  Net loss..........................................          -             -               -             (2,572)
                                                          --------       -------        -------         --------

Balance, December 31, 1996..........................        29,072          (149)             8           13,973

  Exercise of stock options including income tax
    benefit.........................................          -             -               -                 29

  Shares issued for employee stock purchase plan,
    including income tax benefit....................       (21,324)          109            -                 53

  Currency translation adjustment ..................          -             -               (33)             (33)

  Net loss..........................................          -             -               -               (897)
                                                          --------       -------        -------         --------

Balance, December 31, 1997..........................         7,748       $   (40)       $   (25)        $ 13,125
                                                          ========       =======        =======         ========

The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 Year Ended December 31,
                                                                  ----------------------------------------------
                                                                         1997            1996             1995
                                                                  ---------------   ---------------  -----------
Cash flows from operating activities:
   Net loss...................................................    $          (897)      $    (2,572)     $    (2,642)

   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation and amortization..........................              1,709             1,924            2,518
       Deferred income taxes..................................             (1,030)              284             (931)
       Gain on sale of NDE Business...........................             (2,641)               --               --
       Minority interest in loss of joint venture.............               (134)              (50)              --
       Write-off intangible assets............................              2,279                --            3,670
       Changes in assets and liabilities, net of effect from
         divestiture -
                  Accounts receivable.........................               (726)              551           (2,865)
                  Inventories.................................                (90)           (1,975)            (406)
                  Refundable income taxes.....................               (381)               67              (24)
                  Prepaid expenses and other..................                178               (31)             (19)
                  Other assets................................                 (8)               63              (10)
                  Accounts payable............................               (170)              451              738
                  Accrued expenses............................               (388)             (403)             706
                  Income taxes payable........................             (1,301)               46              190
                  Unearned revenue............................                291              (328)             (58)
                                                                  ---------------   ---------------- ----------------
                    Net cash provided by (used in) operating
                     activities..............................              (3,309)           (1,973)             867
                                                                  ---------------   ---------------- ----------------
Cash flows from investing activities:
   Purchases of property and equipment........................               (542)           (1,844)          (1,526)
   Proceeds from sale of NDE Business.........................             12,115                --               --
   Purchases of technology licenses...........................                (50)             (100)              --
   Capitalization of software development costs...............                 --                --           (1,745)
   Payment for purchase of acquisitions, net of cash acquired
     and common stock issued..................................                 --                --             (500)
   Other......................................................                 --              (224)             118
                                                                  ---------------   ---------------- ---------------
                    Net cash provided by (used in) investing
                     activities..............................              11,523            (2,168)          (3,653)
Cash flows from financing activities:                             ---------------   ---------------  ---------------
   Payments of long-term debt ................................                (48)             (134)            (240)
   Net borrowings (repayments) under line of credit...........             (5,725)            3,525            2,200
   Increase (decrease) in book overdraft......................               (472)              472               --
   Proceeds from exercise of stock options and warrants.......                 14                67               16
   Proceeds from Employee Stock Purchase Plan.................                 53                68               75
   Investment from minority shareholder in joint venture......                117               111               --
                                                                  ---------------   ---------------  ---------------
                    Net cash provided by (used in) financing
                     activities...............................             (6,061)            4,109            2,051
                                                                  ---------------   ---------------      -----------
Effect of foreign exchange rate changes on cash...............                (33)               --                8
                                                                  ---------------   ---------------      -----------
Net increase (decrease) in cash and cash equivalents..........              2,120               (32)            (727)
Cash and cash equivalents, beginning of year..................                324               356            1,083
                                                                  ---------------   ---------------      -----------
Cash and cash equivalents, end of year........................    $         2,444   $           324      $       356
                                                                  ===============   ===============      ===========


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

Background
----------

Liberty Technologies, Inc. (the Company), founded in 1984, develops, manufactures, markets and sells diagnostic, condition monitoring and nondestructive evaluation systems and provides related services to customers in worldwide aerospace, automotive, chemical, petrochemical, and power industries. The Company's products are designed to reduce operating and maintenance costs and increase efficiency, reliability and safety of plant operations. The Company has established certain strategic technical and commercial alliances to advance its business objectives.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 51% owned joint venture, Liberty Maintenance Predictive (Liberty M.P.). Minority interest represents the minority shareholder's proportionate share of the equity in the Company's consolidated joint venture (See Note 13). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, cash and cash equivalents include cash in checking accounts, highly liquid investments and short-term investments with an initial maturity term of three months or less.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include the cost of materials, freight, direct labor and manufacturing overhead. Inventories are summarized as follows:

                                                         December 31,
                                               ---------------------------------
                                                   1997                1996
                                               ------------     ----------------

          Raw materials & work in process      $   3,125,000    $      3,171,000
          Finished goods                             443,000             483,000
                                               -------------    ----------------

                                               $   3,568,000    $      3,654,000
                                               =============    ================

Property and Equipment
----------------------

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

Software Development Costs
--------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), the Company capitalizes certain product development costs related to the development of new software and significant enhancements to existing software. The capitalization of such costs begins when a project reaches technical feasibility, and ceases when the product is available for general release. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the product (usually three years), beginning with its release to customers. Product maintenance costs are charged to expense as incurred.

For the year ended December 31, 1995 the Company capitalized $1,745,000 of software development costs relating to new product lines and recorded amortization expense of $733,000. As of December 31, 1995 the Company wrote off capitalized software costs totaling $3,670,000. The write-off of the software development costs was due to the rapidly changing technology environment in which the Company operates and its impact on product life cycles. In accordance with SFAS No. 86, no software development costs were capitalized in 1997 and 1996.

Goodwill
--------

Goodwill is being amortized on a straight-line basis over 10 years. As of December 31, 1997 and 1996, accumulated amortization was $110,000 and $496,000, respectively.

Impairment of Long-Lived Assets
-------------------------------

In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of," which the Company adopted effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair values less cost to sell.

The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining useful life for long-lived assets and intangible assets may warrant revision or that he remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment the Company uses an estimate of the related undiscounted cash flow in measuring whether the asset is recoverable. For the year ended

December 31, 1997, the Company recorded a charge of $1,966,000 for the write-off of goodwill related to the acquisition of Beta Monitors and Controls Ltd. (see
Note 2).

Revenue Recognition
-------------------

Product revenues are recognized when products are shipped and service revenues are recognized as earned when the related services are performed. Included in service revenues are royalties, license fees and research funding of $968,000, $231,000, and $132,000 for the years ended December 31, 1997, 1996, and 1995, respectively. A provision for expected future product warranty claims is estimated by management based on the Company's prior claim experience.

Concentration of Credit Risk
----------------------------

The Company sells its products and services primarily to the domestic and international power and process industries. Financial instruments that potentially subject the Company to credit risk consist primarily of trade accounts receivable. For the years ended December 31, 1997, 1996 and 1995, no single customer accounted for more than 10% of total revenues. For the year ended December 31, 1997 and 1996, the Company's foreign operations and export sales accounted for approximately $3.5 million and $4.6 million, or 15% and 26% of total revenues, respectively. For the year ended December 31, 1995 foreign operations and export sales accounted for less than 10% of total revenues. There is no single geographic area of significant concentration.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments. The values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to be representative of their respective fair values. Based on the terms of the Company's debt instruments that are outstanding as of December 31, 1997, the carrying values are considered to approximate their respective fair values. See Notes 6 and 7 for the terms and carrying values of the Company's various debt instruments.

Income Taxes
------------

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

Earnings Per Share
------------------

In 1997, the Company adopted SFAS No. 128, "Earnings per Share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method. For all period presented, common stock options are not included in the computation as they would be anti-dilutive.

Foreign Currency Translation
----------------------------

The Company's foreign subsidiaries translate their balance sheet and income statement accounts from their local currency to U.S. dollars, using the year end and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

Supplemental Cash Flows Disclosure
----------------------------------

For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $541,000, $270,000 and $129,000, respectively, and income taxes of $763,000,
$103,000 and $75,000, respectively. Cash received for income tax refunds totaled $242,000, $432,000 and $305,000, respectively, for the same periods.

New Accounting Pronouncement
----------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the need to make additional disclosures under SFAS No. 131. However, this statement will not have any effect on the Company's reported financial position or results of operations.

2. ACQUISITIONS:
   ------------

On August 12, 1994, the Company acquired 100% of the capital stock of Beta Monitors and Controls Ltd., a Canadian company (Beta), for Canadian $5,500,000, equivalent to U.S. $4,022,000. The transaction was accounted for using the purchase method of accounting. The excess of cash paid over the estimated fair value of the net assets acquired of $2,490,000 was recorded as goodwill. During 1997, the Company determined that events and circumstances, primarily continued operating losses after the acquisition date and substantial investment in research and development for new products to enhance the product portfolio acquired, indicated that the recoverability of the carrying amount of the goodwill had been impaired. The Company has determined that future cash flows from the products acquired will not be sufficient to realize the carrying amount of the goodwill at December 31, 1997. Accordingly, for the year ended December 31, 1997, the Company recorded a charge of $1,966,000 for the write-off of goodwill related to this acquisition.

On March 28, 1994, the Company acquired 100% of the capital stock of Industrial NDT Company, Inc. (INDT) in exchange for $2,000,000 in cash and 317,460 shares of common stock of the Company (valued at $1,754,000), and a contingent payment of up to $500,000 (paid in February 1995). The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,110,000 was recorded as goodwill and was being amortized on a straight-line basis over 20 years. In October 1997, the Company sold substantially all of the assets of INDT (see
Note 3).

3. SALE OF NDE BUSINESS:
   ---------------------

On October 30, 1997, the Company completed the sale of substantially all of the assets of its nondestructive testing and evaluation services business (the "NDE Business"), a division of INDT, to a subsidiary of General Electric Company ("GE") for $13,500,000 and the assumption of certain associated liabilities totaling approximately $1,340,000. In January 1998, the Company paid GE $399,000 related to a final working capital adjustment. At December 31, 1997, $1,385,000 of the proceeds from the sale are held in escrow to secure certain indemnification obligations of the Company to the buyer. The escrow is due to be received in October 1998. The Company used a portion of the proceeds from the sale to repay its line of credit and intends to use the remaining proceeds to invest in the existing product business and for other corporate purposes.

For all periods presented in the accompanying financial statements, the results of operations of the NDE Business are reported as discontinued operations. The net assets of the NDE Business are reported as net assets of discontinued operations at December 31, 1996. During the year ended December 31, 1997, the Company recorded a gain of $2,641,000 on the sale of the NDE Business, net of taxes totaling $3,670,000. The goodwill of $2,574,000 associated with the NDE Business is not deductible for tax purposes in calculating the gain on the sale. For the years ended December 31, 1997, 1996 and 1995, the NDE Business generated service revenues of $12,683,000, $18,035,000 and $11,277,000, respectively.

4. NON-RECURRING CHARGES:
   ---------------------

In 1997 the Company recorded a charge of $1,966,000 for the write-off of goodwill related to the acquisition of Beta (see Note 2). Additionally, the Company recorded a charge of $313,000, primarily related to the write down of organizational costs, technology licenses and patents.

In 1995 the Company reorganized its two product operations into one unit and its two service operations into a second unit. This reorganization resulted in a restructuring charge of $758,000 for the year ended December 31, 1995. Additionally, in 1995 the Company wrote-off capitalized software costs totaling $3,670,000 (see Note 1).

5. PROPERTY AND EQUIPMENT:
   ----------------------
                                                         December 31,
                                               -------------------------------
                                                   1997              1996
                                               ------------     --------------

          Machinery and equipment              $   4,440,000    $    4,319,000
          Furniture and fixtures                     227,000           354,000
          Leasehold improvements                     220,000           180,000
                                               -------------    --------------

                                                   4,887,000         4,853,000
          Less- Accumulated depreciation and
            amortization                          (2,733,000)       (2,196,000)
                                               --------------   --------------

                                               $   2,154,000    $    2,657,000
                                               =============    ==============

6. LINES OF CREDIT:
   ---------------

During 1997 and 1996, the Company had a $7.5 million line of credit facility with a commercial bank (the "Bank"). The line, which was initially unsecured, was to expire in two intervals; $2.5 million on March 1, 1997 and $5 million on May 1, 1997. On February 27, 1997, the Bank extended the entire $7.5 million facility to May 1, 1997, but required that the line be secured by the Company's accounts receivable and inventories. In April 1997, the Bank extended the credit facility through March 1998. Prior to the sale of the NDE Business (see Note 3) the Company was in violation of certain loan covenants with the Bank. Additionally, the Company's outstanding principal balance under the credit facility exceeded the line's borrowing base at various times during 1997. These events constituted events of default under the Company's loan agreement with the Bank. The line was fully repaid with a portion of the proceeds from the sale of the NDE Business (see Note 3), however the Bank subsequently exercised its right not to make future advances under the credit facility. The line bore interest at the Eurodollar rate plus 1.25% to 1.5% or the bank's prime rate plus .5% to 1.0%. Interest expense on the line was $265,000 and $56,000 for the years ended December 31, 1997 and 1996, respectively, at a weighted average interest rate of 6.87% and 6.75%, respectively.

7. LONG-TERM DEBT:
   --------------

                                                                        December 31,
                                                              ---------------------------------
                                                                     1997             1996
                                                              ---------------  ----------------
          Annuity payable to former shareholder of INDT       $       190,000  $        207,000
          Other                                                        92,000            56,000
                                                              ---------------  ----------------
                                                                      282,000           263,000
          Less- Current portion                                       (37,000)          (46,000)
                                                              ---------------  ----------------
                                                              $       245,000  $        217,000
                                                              ===============  ================

Long-term debt maturities as of December 31, 1997 are as follows:

          1998                                            $         49,000
          1999                                                      34,000
          2000                                                      33,000
          2001                                                      33,000
          2002                                                      33,000
          Thereafter                                               100,000
                                                          ----------------
                                                          $        282,000
                                                          ================
8. LEASE COMMITMENTS:
   -----------------

The Company leases office space under non-cancelable operating leases that expire on various dates through 2002. Rent expense was $654,000, $771,000, and $687,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Future minimum payments under the leases as of December 31, 1997, are as follows:

          1998                                            $        667,000
          1999                                                     686,000
          2000                                                     622,000
          2001                                                     113,000
          2002                                                     109,000
                                                          ----------------
                                                          $      2,197,000
                                                          ================
9. SHAREHOLDER RIGHTS PLAN:
   -----------------------

In May 1996, the Company adopted a Shareholder Rights Plan ("the Rights Plan") which was amended in October 1997. The purpose of the rights plan is to insure that any acquisition of the Company would be on terms that are fair to and in the best interest of all shareholders. Under the Rights Plan, holders of common stock are entitled to receive one right for each share of common stock held. Separate rights certificates would be issued and become exercisable in the event that an acquiring party accumulates 15% or more of the Company's common stock or announces an offer to acquire 15% or more of the outstanding Company common stock.

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

10. STOCK INCENTIVE PLANS:
    ---------------------

Stock Option Plans
------------------

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

The terms and conditions of each option award are determined by a committee of the Board of Directors. Stock options are granted at exercise prices which are not less than the fair market value of the Company's common stock on the grant date and are generally exercisable over a period not to exceed ten years from the date of the grant.

Information with respect to the options under both plans and certain prior options is as follows:


                                                                                   Aggregate       Option Price
                                                                 Shares              Price           Per Share
                                                                 ------            ---------       ------------
Outstanding, December 31, 1994                                  1,052,875          $  5,291,000  $   1.65 - 9.50

    Granted                                                        81,000               403,000      4.25 - 6.25
    Exercised                                                      (9,250)              (16,000)     1.65 - 4.00
    Canceled                                                      (54,875)             (260,000)     3.75 - 9.00
                                                              -----------       --------------
Outstanding, December 31, 1995                                  1,069,750             5,418,000  $   1.65 - 9.50

    Granted                                                       212,000             1,208,000      3.00 - 4.88
    Exercised                                                     (15,625)              (67,000)     1.65 - 5.25
    Canceled                                                     (243,625)           (1,920,000)     4.00 - 9.75
                                                              -----------       ---------------
Outstanding, December 31, 1996                                  1,022,500             4,639,000  $   1.65 - 9.75

    Granted                                                       139,500               396,000      2.38 - 3.88
    Exercised                                                      (9,000)              (15,000)     1.65 - 1.65
    Canceled                                                     (105,000)             (620,000)     2.88 - 9.75
                                                              -----------       ---------------
Outstanding, December 31, 1997                                  1,048,000         $   4,400,000  $   1.65 - 9.75
                                                              ===========       ===============

At December 31, 1997, 537,000 options were available for future grants. The options generally vest over a four year period, except for non-employee director grants which vest immediately.

Information with respect to options outstanding under the two stock options plans at December 31, 1997 is as follows:

                                             Options Outstanding                      Options Exercisable
                              -------------------------------------------------  -----------------------------
                                             Weighted-Average                                 Weighted-Average
                                  Number         Remaining      Weighted-Average    Number       Exercise
      Periods Granted          Outstanding   Contractual Life   Exercise Price   Outstanding        Price
      ---------------          -----------   ----------------   ---------------- -----------  ----------------
Prior to January 1, 1995         672,250      4.7 years           $ 4.09             615,290      $ 3.93
During 1995                       57,000      7.4 years             5.08              33,250        5.03
During 1996                      183,250      8.0 years             5.34              51,997        5.09
During 1997                      135,500      9.4 years             2.83               7,500        3.17
                               ---------      ---------           ------             -------      ------
                               1,048,000      6.0 years           $ 4.20             708,037      $ 4.06
                               =========      =========           ======             =======      ======

Employee Stock Purchase Plan
----------------------------

Under the terms of the Company's 1993 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions. The number of shares available for purchase by each individual is limited, based on compensation levels. The purchase price is equal to 85% of the lower of the average of the highest and the lowest price of the stock on the first and on the last day of the preceding quarter.

Fair Value of Stock Based Compensation
--------------------------------------

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans and Employee Stock Purchase Plan. Had compensation cost for the Company's stock plans been determined based upon the fair value of the options and employee stock purchases at the date of grant, as prescribed under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and basic and diluted net loss per share would have been as follows:

                                                                            Year Ended December 31,
                                                            -------------------------------------------------
                                                                  1997             1996               1995
                                                            ---------------    ---------------    -----------
       Net loss as reported                                 $    (897,000)     $ (2,572,000)      $ (2,642,000)
       Pro forma net loss                                   $  (1,114,000)     $ (2,727,000)      $ (2,723,000)
       Basic and diluted net loss per share as reported     $        (.18)     $       (.52)      $       (.53)

       Pro forma basic and diluted net loss per share       $        (.22)     $       (.55)      $       (.55)

The weighted average fair value of stock options grants was $1.82, $2.56 and $3.39 for the years ended December 31, 1997, 1996 and 1995, respectively. The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted average assumptions:

                                                               Year Ended December 31,
                                                ------------------------------------------------
                                                       1997              1996            1995
                                                ---------------   ---------------    -----------
          Risk free interest rate                    6.64%              6.01%              6.48%
          Expected dividend yield                     --                 --                 --
          Expected life                            5.4 years          6.0 years          6.0 years
          Expected volatility                        85.1%               60%                60%

Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

11. INCOME TAX PROVISION (BENEFIT):
    ------------------------------

The components of loss before income tax provision (benefit) were as follows:


                                                                                 Year Ended December 31,
                                                              ----------------------------------------------------
                                                                    1997              1996              1995
                                                              ---------------   ---------------    ---------------
Income (loss) from continuing operations before income taxes:
    Domestic                                                  $  (3,948,000)    $    (4,475,000)     $  (5,022,000)
    Foreign                                                      (2,123,000)            (61,000)          (454,000)
                                                              --------------    ----------------   ---------------
                                                              $  (6,071,000)    $    (4,536,000)     $  (5,476,000)
                                                              ==============    ================   ===============

The income tax provision (benefit) consists of the following:

                                                                          Year Ended December 31,
                                                              ------------------------------------------------------
                                                                    1997              1996               1995
                                                              ---------------   ---------------    -----------------
Current provision (benefit):
    Federal                                                   $    1,534,000     $    (366,000)    $      (294,000)
    State                                                            566,000            57,000              64,000
    Foreign                                                           18,000           112,000              52,000
                                                              ---------------   --------------     ---------------
                                                                   2,118,000          (197,000)           (178,000)
                                                              --------------    --------------     ---------------

Deferred provision (benefit):
    Federal                                                         (104,000)         (523,000)           (708,000)
    State                                                            (19,000)               --               5,000
    Foreign                                                          (18,000)          (82,000)           (228,000)
                                                              --------------    --------------     ---------------
                                                                    (141,000)         (605,000)           (931,000)
                                                              --------------    --------------     ---------------

Increase (decrease) in valuation allowance                          (889,000)          889,000                  --
                                                              --------------    --------------     ---------------

                                                               $   1,088,000      $     87,000     $    (1,109,000)
                                                              ==============    ===============    ===============

                                                                            Year Ended December 31,
                                                              ---------------------------------------------------
                                                                    1997              1996               1995
                                                              ---------------   ---------------    --------------
Continuing operations                                         $   (2,311,000)    $       30,000    $  (1,263,000)
Discontinued operations:
    Income from discontinued operations                              167,000             57,000          154,000
    Gain on sale of discontinued operations                        3,232,000                 --               --
                                                              --------------    ---------------    --------------
                                                              $    1,088,000     $       87,000     $ (1,109,000)
                                                              ==============    ===============    ==============

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate from continuing operations is as follows:

                                                                          Year Ended December 31,
                                                              --------------------------------------------------
                                                                    1997             1996              1995
                                                              ---------------  ---------------   ---------------
Statutory tax provision (benefit)                                  (34.0)%          (34.0)%           (34.0)%
State income taxes, net of federal tax benefit                       --                --               --
Foreign taxes                                                        --               0.7               0.6
Tax credits utilized                                                (1.6)            (1.1)              --
Increase (decrease) in valuation allowance                         (14.6)            35.1               --
Write off of non-deductible goodwill                                11.0               --               --
Other, net                                                           1.1               --              10.3
                                                              -----------      ----------        ----------
                                                                   (38.1)%            0.7%            (23.1)%
                                                              ===========      ==========        ==========

The tax effect of temporary differences that give rise to deferred income taxes are as follows:

                                                            December 31,
                                                   ---------------------------------
                                                         1997              1996
                                                   ---------------   ---------------
Gross deferred tax asset:
   Accruals and reserves currently not deductible    $     340,000     $     385,000
   Net operating loss carryforwards                             --         1,114,000
   Tax credit carryforwards                                362,000           305,000
   Intangible asset amortization                            33,000                --
   Valuation allowance                                          --         ( 889,000)
                                                   ---------------     -------------

                                                     $     735,000     $     915,000
                                                   ===============     =============
Gross deferred tax liability:
   Depreciation                                      $    (149,000)    $    (203,000)
   Other                                                        --           (33,000)
                                                   ---------------   ---------------

                                                     $    (149,000)    $    (236,000)
                                                   ===============   ================

During 1996, management evaluated the realizability of the deferred tax asset under the guidelines set forth in SFAS No. 109 and recorded a valuation allowance of $889,000. As a result of the gain on the sale of the NDE Business (see Note 3), the Company utilized net operating losses and tax credit carryforwards for which the valuation allowance had been recorded. Accordingly, the Company recorded an income tax benefit of $889,000 for the year ended December 31, 1997 related to the reversal of the valuation allowance. Realization of the remaining net deferred tax asset is depended on generating sufficient future taxable income. Although realization is not assured, management's belief is that it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. At December 31, 1997, approximately $1.5 million of taxable income is needed to realize the net deferred tax asset.

12. SAVINGS PLAN:
    ------------
The Company has established a Retirement Savings Plan that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code and covers substantially all employees. The Company currently matches 25% of eligible employees' contributions up to a maximum of 1.5% of each employee's compensation. The expense under this plan was approximately $89,000, $77,000 and $42,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

13. JOINT VENTURE:
    --------------
In December 1995 the Company formed a joint venture with Electricite de France for the sale of products and services within the European Union. The Company invested $225,000 for a 51% ownership interest in Liberty M.P. Liberty M.P. had revenues of $1,908,000 and $2,423,000 and a net loss of $267,000 and $98,000 for the years ended December 31, 1997 and 1996, respectively. Liberty M.P. had no material operating activities through December 31, 1995.

                                                                    Schedule II



                   LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                         Balance at    Charged                         Balance at
                                         Beginning   to Costs and                       End of
           Classifications               of Period     Expenses        Deductions       Period
           ---------------               ---------   ------------      -----------    -----------
For the Year Ended,
    December 31, 1997
       Allowance for doubtful accounts  $    61,000   $      65,000    $     15,000   $    111,000
                                        ===========   =============    ============   ============

For the Year Ended,
    December 31, 1996
       Allowance for doubtful accounts  $    56,000   $      36,000    $     31,000   $     61,000
                                        ===========   =============    ============   ============

For the Year Ended,
    December 31, 1995
       Allowance for doubtful accounts  $    52,000   $      93,000    $     89,000   $     56,000
                                        ===========   =============    ============   ============

                                INDEX TO EXHIBITS

 Exhibit                                                                                               Numbered
   No.                                  Description                                                     Page
 -------                                -----------                                                  -------------
2.1      Agreement and Plan of Merger dated as of March 11, 1994 among the Company,
         Liberty Acquisition Corp., Industrial NDT Company, Inc., John D. Ridgeway, Jr.
         and Sandra R. Miles. The Exhibits and Schedules to the Agreement and Plan of
         Merger other than the Disclosure Memorandum (not including attachments thereto), the Registration Rights and Stock Restriction Agreement and the Employment
         Agreements are not being filed with this Annual Report on Form 10-K. (2) ............................
2.2      Registration Rights and Stock Restriction Agreement between the Company and the shareholders of INDT dated as of March 28, 1994(2)...........................................
2.3      Stock Purchase Agreement dated as of August 9, 1994 by and among Liberty Technologies,
         Inc., 3039111 Canada, Ltd., and the shareholders of Beta Monitors & Controls, Ltd.
         (which are listed on Schedule A attached to the Stock Purchase  Agreement.) (3) .....................
2.6      Asset Purchase Agreement among General Electric Company, GE Inspection
         Services, Inc., Liberty Technologies, Inc., LTH Delaware, Inc. and Liberty
         Technical Services, Inc. dated July 25, 1997(3)......................................................
3.1      Restated Certificate of Incorporation of the Company(1)..............................................
3.2      By-Laws of the Company, Effective November 10, 1992(1)...............................................
4.1      Specimen Stock Certificate (1).......................................................................
4.2      Amended and Restated Rights Agreement between Liberty Technologies, Inc.
         and StockTrans, Inc. dated October 6, 1997, including Form of Series A Rights
         Certificate (as amended) (Exhibit A), Form of Designation (Exhibit B), and
         Form of Summary of Rights (as amended) (Exhibit C)(9)...............................................


10.1     1992 Stock Option Plan and related Form of Stock Option Agreement(1).................................
10.2     1988 Stock Option Plan(1)............................................................................
10.3     Employee Stock Purchase Plan(1)......................................................................
10.4     Retirement Savings Plan(1)...........................................................................
10.5     Agreements between the Company and each of R. Nim Evatt and Anthony L. Moffa(1)......................
10.6     Lease between the Company and Lee Park Investors, L.P. with respect to the
         Company's principal executive offices(1).............................................................
10.7     Asset Purchase Agreement between the Company, Boggs Technical Services, Inc.
         and Marcus Boggs(1)..................................................................................
10.9     Form of Employee Innovation and Non-Disclosure Agreement(1)..........................................
10.11    Agreement between the Company and B&W Nuclear Services dated August 5, 1988(1).......................
10.13    Settlement Termination of Product Licensing Agreement(1).............................................
10.14    Restrictive Covenant Agreement between the Company and Marcus Boggs(1)...............................
10.16    Credit Agreement between the Company and First Fidelity Bank, N.A. as amended dated December 30, 1995(6)...................................................................
10.17    Joint Development Agreement between the Company and EdF(4)...........................................
10.19    Joint Venture Agreement between the Company and CHARTH, an affiliate of EdF, dated  November 22, 1994(5) .........................................................................
10.20    Amended Joint Venture Agreement between the Company and CHARTH, an affiliate of EdF, dated December 1995(6) ............................................................
10.21    Teaming Agreement Between Framatome and Liberty Technologies, Inc. for Spain
         dated March 1, 1995(6) ..............................................................................
10.22    Technology Transfer and License Agreement between the Company and Quantex
         Corporation dated June 14, 1994(6) ..................................................................
10.23    Teaming Agreement Between Framatome, Liberty M.P., S.A.S. and Liberty
         Technologies, Inc. for France dated January 1, 1996(6) ..............................................
10.24    Credit Agreement between the Company and First Union Bank, N.A.
         as amended dated October 11, 1996(8).................................................................
10.25    Credit Agreement between the Company and First Union Bank, N.A.
         as amended dated February 27, 1997(8)................................................................
10.26    Credit Agreement between the Company and First Union Bank, N.A.
         as amended dated April 1, 1997(8)....................................................................
10.27    Stock Purchase Agreement among Liberty Technologies, Inc., Edison Venture
         Fund, L.P. and certain Purchasers listed therein dated August 29, 1997(10)...........................
10.28    Letter Agreement among Liberty Technologies, Inc. and L. Mark Newman,
         Larry D. Hornbeck, Don V. Ingram, Stephen F. Smith, Stephen A. Wells and
         Energy Consolidation, Inc. dated August 18, 1997.(10)................................................
10.29    Agreement between the Company and Robert L. Leon(8)..................................................
21.1     Subsidiaries          ............................................................................... 48
23.1     Consent of Arthur Andersen LLP....................................................................... 49

------------------

1 Filed as an exhibit to the Company's Form S-1 Registration Statement, No. 33-58600, and incorporated herein by this reference.

2 Filed as an exhibit to the Company's Report on Form 8-K dated April 8, 1994, and incorporated herein by this reference.

3 Filed as exhibit to the Company's Report on Form 8-K dated August 24, 1994, and incorporated herein by this reference.

4 Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference.

5 Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

6 Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

7     Filed as an exhibit to the Company's Report on Form 8-K dated May 15,
      1996.

8 Filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference.

9     Filed as an exhibit to the Company's Report on Form 8-K dated
      October 6, 1997.

10    Filed as an exhibit to the Company's Report on Form S3 dated October 10,
      1997.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, Commonwealth of Pennsylvania, on March 27, 1998.

                                        LIBERTY TECHNOLOGIES, INC.


                                        By:_____________________
                                        President, Chief Executive Officer and
                                        Chairman of the Board

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

               Signature                                      Title                                      Date
               ---------                                      -----                                      ----
                                       President, Chief Executive Officer and Chairman of               3/27/98
-----------------------------          the Board (principal executive officer)
     R. Nim Evatt

                                       Vice President - Finance (principal financial and                3/27/98
-----------------------------          accounting officer)
     Daniel G. Clare

                                                                                                        3/27/98
-----------------------------          Director
     Rolland K. Bullard, II

                                                                                                        3/27/98
-----------------------------          Director
     Richard J. Defieux

                                                                                                        3/27/98
-----------------------------          Director
     Robert L. Leon

                                                                                                        3/27/98
-----------------------------          Director
     L. Mark Newman

                                                                                                        3/27/98
-----------------------------          Director
     James D. Rosener

                                                                                                        3/27/98
-----------------------------          Director
     Stephen A. Wells
