Form 10-Q
period 1998-03-31
LIBERTY TECHNOLOGIES INC
filed 1998-05-12
CIK 897730

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended  March 31, 1998
                       --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________________

Commission File Number   1-11729
                       ------------

                           Liberty Technologies, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             Pennsylvania                                    23-2295708
 -------------------------------------                    -----------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                        -------------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                        -------------------------------
                  (Address, including zip code, and telephone
                  number (including area code) of registrant's
                          principal executive office)

                        -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.   YES __X__  NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                           Shares Outstanding at May 12, 1998
------------------                 -----------------------------------------
  Common Stock                                    5,007,718

==============================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION

                                                                                           Page No.
Item 1.   Consolidated Financial Statements (unaudited):

            Consolidated Statements of Operations -
                Three months ended March 31, 1998 and 1997............................         3

            Consolidated Balance Sheets -
                March 31, 1998 and December 31,1997...................................         4

            Consolidated Statements of Cash Flows -
                Three months ended March 31, 1998 and 1997............................         5

            Notes to Consolidated Financial Statements................................         6


Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................................         8



                            PART II OTHER INFORMATION


Item 5.     Other information.........................................................         12


Item 6.     Exhibits and Reports on Form 8-K..........................................         12


            Signatures................................................................         13

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                                      (Unaudited)
                                                                   1998          1997
                                                                   ----          ----
Revenues:
   Product .................................................      $ 3,347       $ 4,091
   Service .................................................        1,030         2,435
                                                                  -------       -------
                                                                    4,377         6,526
                                                                  -------       -------
Cost of revenues:
   Product .................................................        1,689         1,521
   Service .................................................          863         1,759
                                                                  -------       -------
                                                                    2,552         3,280
                                                                  -------       -------
              Gross profit .................................        1,825         3,246
                                                                  -------       -------

Operating expenses:
   Engineering and product development .....................          879           973
   Selling, general and administrative .....................        2,194         2,321
                                                                  -------       -------
                                                                    3,073         3,294
                                                                  -------       -------
              Operating loss ...............................       (1,248)          (48)
Interest income (expense), net .............................           58           (51)
                                                                  -------       -------

              Loss before taxes, minority interest and
                discontinued operations ....................       (1,190)          (99)

Income tax benefit .........................................         (465)         --
                                                                  -------       -------


              Loss before minority interest and discontinued
                operations .................................         (725)          (99)

Minority interest in loss of joint venture .................           51            72
                                                                  -------       -------

              Loss before discontinued operations ..........         (674)          (27)

Loss from discontinued operations, net of tax ..............         --            (186)
                                                                  -------       -------
Net loss ...................................................      $  (674)      $  (213)
                                                                  -------       -------

Basic and diluted loss per share:
     Continuing operations .................................      $ (0.13)      $ (0.01)

     Discontinued operations ...............................         --           (0.03)
                                                                  -------       -------
                                                                  $ (0.13)      $ (0.04)
                                                                  =======       =======

Weighted average shares outstanding ........................        5,018         4,995
                                                                  =======       =======



        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)


                                ASSETS                            March 31,    December 31,
                                                                    1998          1997
                                                                  ---------    ------------
Current assets:
    Cash and cash equivalents ..............................      $  1,440       $  2,444
    Accounts receivable, net ...............................         4,827          6,307
    Inventories ............................................         3,891          3,568
    Escrow receivable, net .................................         1,385          1,385
    Refundable income taxes ................................           607            611
    Deferred income taxes ..................................           805            340
    Prepaid expenses and other .............................           149            181
                                                                  --------       --------
              Total current assets .........................        13,104         14,836
Property and equipment, net ................................         2,025          2,154
Goodwill, net ..............................................            97            103
Deferred income taxes ......................................           246            246
Other assets ...............................................         1,080          1,095
                                                                  --------       --------
                                                                  $ 16,552       $ 18,434
                                                                  ========       ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ...................      $     15       $     37
    Accounts payable .......................................         1,891          1,938
    Accrued compensation and benefits ......................           558            638
    Other accrued expenses .................................           481          1,232
    Unearned revenue .......................................           300            303
    Income taxes payable ...................................           637            872
                                                                  --------       --------
              Total current liabilities ....................         3,882          5,020
                                                                  --------       --------
Long-term debt .............................................           240            245
                                                                  --------       --------
Due to minority shareholder ................................          --               44
                                                                  --------       --------
Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued .............................          --             --
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,027,987 and 5,027,987 shares issued,
       and 5,004,136 and 5,020,239 outstanding .............            50             50
    Additional paid-in capital .............................        17,201         17,215
    Accumulated deficit ....................................        (4,749)        (4,075)
    Treasury stock at cost .................................           (74)           (40)
    Cumulative translation adjustment ......................             2            (25)
                                                                  --------       --------
              Total shareholders' equity ...................        12,430         13,125
                                                                  --------       --------
                                                                  $ 16,552       $ 18,434
                                                                  ========       ========




        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                   For the three months ended March 31,
                                                                                (Unaudited)
                                                                          1998              1997
                                                                          ----              ----
Cash flows from operating activities:
   Net loss ......................................................      $  (674)          $  (213)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .............................          290               530
       Deferred income taxes .....................................         (465)               56
       Minority interest in loss of joint venture ................          (51)              (72)
       Change in assets and liabilities
           (Increase) decrease in:
                   Accounts receivable ...........................        1,480              (624)
                   Inventories ...................................         (324)              (83)
                   Prepaid expenses and other ....................           36              (223)
                   Other assets ..................................         --                 (53)
           Increase (decrease) in:
                    Accounts payable .............................          (47)              (51)
                    Accrued expenses .............................         (318)              395
                    Income taxes payable .........................         (235)              (88)
                    Unearned revenue .............................           (3)               13
                                                                        -------           -------
              Net cash used in operating activities ..............         (311)             (413)
                                                                        -------           -------
Cash flows from investing activities:
   Purchases of property and equipment ...........................         (133)              (79)
   Payments related to sale of NDE Business ......................         (513)
   Other .........................................................         --                 (84)
                                                                        -------           -------
              Net cash used in investing activities ..............         (646)             (163)
                                                                        -------           -------
Cash flows from financing activities:
   Payments of long-term debt ....................................          (28)              (26)
   Net borrowings under line of credit ...........................         --               1,450
   Decrease in book overdraft ....................................         --                (324)
   Proceeds from Employee Stock Purchase Plan ....................            8                15
   Purchase of treasury shares ...................................          (54)             --
                                                                        -------           -------

              Net cash provided by (used in) financing activities           (74)            1,115
                                                                        -------           -------
Effect of foreign exchange rate changes on cash ..................           27                 2
                                                                        -------           -------
Net increase (decrease) in cash and cash equivalents .............       (1,004)              541
Cash and cash equivalents, beginning of year .....................        2,444               324
                                                                        -------           -------
Cash and cash equivalents, end of period .........................      $ 1,440           $   865
                                                                        =======           =======


        The accompanying notes are an integral part of these statements.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company has reclassified the presentation of certain prior year information to conform to the current year presentation format.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of results of the Company's operations for any other interim period or for the full year.

2.   Inventories

     Inventories are summarized as follows:

                                        March 31, 1998        December 31, 1997
                                        --------------        -----------------
             Raw materials             $     3,322,000         $     3,125,000
             Finished goods                    569,000                 443,000
                                       ---------------         ---------------
                                       $     3,891,000         $     3,568,000
                                       ===============         ===============

3.   Supplemental Cash Flow Disclosure

     Cash paid for income taxes for the three months ended March 31, 1998 and 1997 was approximately $198,000 and $17,000, respectively, all of which pertained to payment of prior year taxes. Cash paid for interest for the three months ended March 31, 1998 and 1997 was $0 and $124,000, respectively.

4.    Earnings per Share

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

5.   Sale of NDE Business

     On October 30, 1997, the Company completed the sale of substantially all of the assets of its nondestructive testing and evaluation services business (the "NDE Business"), a division of Liberty Technical Services, Inc., to a subsidiary of General Electric Company ("GE") for $13,500,000 and the assumption of certain associated liabilities totaling approximately $1,340,000. For the three months ended March 31, 1998, the Company made payments totaling $513,000 related to the NDE Business, including a payment to GE of $399,000 related to a final working capital adjustment. At March 31, 1998, $1,385,000 of the proceeds from the sale are held in escrow to secure certain indemnification obligations of the Company to the buyer. The escrow is due to be received in October 1998.

     For the three months ended March 31, 1997, the results of operations of the NDE Business are reported as discontinued operations. For the three months ended March 31, 1997 the NDE Business generated service revenues of $3,230,000.

6.   New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all components of comprehensive income be reported in the financial statements. SFAS No. 130 become effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires reclassification of prior period financial statements to reflect application of the provisions of the new standard. For the three months ended March 31, 1998 and 1997, comprehensive income was as follows:


                                                      For the three months ended
                                                               March 31,
                                                               ---------
                                                        1998               1997
                                                        ----               ----
       Net loss                                      $  (674,000)      $  (213,000)
       Foreign currency translation adjustments           27,000            (2,000)
                                                     -----------       ------------
       Comprehensive income                          $  (647,000)      $  (215,000)
                                                     ============      ============


     As of March 31, 1998, the accumulated balance of other comprehensive income consisted of the Company's cumulative translation adjustment and totaled $2,000.

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

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:

Total Revenues. Total revenues decreased from $6,526,000 to $4,377,000, or 33%, from the first quarter of 1997 to the first quarter of 1998. Product revenues decreased from $4,091,000 to $3,347,000, or 18%,. Revenues for the first quarter of 1997 included a large shipment of valve diagnostic equipment to the Company's joint venture partner, Electricite de France. There was no corresponding sale in the first quarter of 1998. Service revenues decreased from $2,435,000 to $1,030,000, or 58%, principally as a result of lower nuclear service revenues due to the timing of scheduled maintenance outages by utilities which were delayed into the second quarter of 1998.

Cost of Revenues. Cost of revenues decreased from $3,280,000 to $2,552,000, or 22%, from the first quarter 1997 to the first quarter 1998. As a percentage of total revenues, cost of revenues increased from 50% to 58% on a mix of lower margin products and services. Cost of product revenues increased as a percentage of product sales from 37% in 1997 to 50% in 1998. Cost of service revenues increased as a percentage of service revenues from 72% in 1997 to 84% in 1998. Gross profit decreased from $3,246,000 to $1,825,000 from the first quarter of 1997 to the first quarter of 1998. As a percentage of total revenues, gross profit decreased from 50% to 42%. The Company expects that cost of revenues and gross profit margin will vary from quarter to quarter depending on the mix and volume of products and services sold.

Operating Expenses. Operating expenses decreased 7%, from $3,294,000 to $3,073,000 from the first quarter of 1997 to the first quarter of 1998, primarily due to a reduction in internally funded development.

Income Taxes. The Company's effective income tax rate was 39% in the first quarter of 1998. Consistent with a valuation allowance recorded against the Company's deferred tax asset in 1996, no tax benefit was recorded against the loss in the first quarter of 1997.

Loss from Continuing Operations. Loss from continuing operations increased from $27,000, or $0.01 per share, in the first quarter of 1997 to $674,000, or $0.13 per share, in the first quarter of 1998, primarily as a result of the reduction in revenues.

Loss per share. Loss per share increased from $0.04 in the first quarter of 1997 to $0.13 in 1998. The loss for the first quarter of 1997 includes a loss per share of $0.03 from the operations of the NDE Business. The loss for the first quarter of 1997, exclusive of the NDE Business, was $0.01 per share. The number of shares used in calculating loss per share increased from 4,995,000 in 1997 to 5,018,000 in 1998 due to the issuance of shares in connection with the exercise of stock options and the sale of stock through the Company's Employee Stock Purchase Plan, partially offset by a purchase of treasury shares in the first quarter of 1998.

Liquidity and Capital Resources

During 1998, the Company has financed its working capital requirements and capital expenditures primarily through the use of its cash reserves. During 1997, the Company financed its working capital requirements and capital expenditures primarily through borrowings against its revolving credit facility.

At March 31, 1998, the Company had cash and cash equivalents aggregating $1,440,000 compared to $2,444,000 at December 31, 1997, reflecting the cash used by operating and investing activities.

Net cash used by operations decreased from $413,000 during the first quarter of 1997 to $311,000 during the first quarter of 1998. The change was principally attributable to a decrease in accounts receivable, offset by an increase in deferred taxes and a decrease in accrued expenses.

Net cash used in investing activities increased from $163,000 in the first quarter 1997 to $646,000 in the first quarter 1998. This increase resulted from payments totaling $513,000 related to the sale of the NDE Business.

Net cash provided by financing activities in the first quarter 1997 was $1,115,000 compared to cash used of $74,000 in the first quarter of 1998. The 1997 amount reflects net borrowings of $1,450,000 against the revolving credit facility, offset by a decrease of $324,000 in the book overdraft. There is no such corresponding source of funds during 1998.

In March 1998, a commercial bank offered to provide the Company with a two-year line of credit of up to $5.0 million. The line of credit is subject to the Company's acceptance of the Bank's proposed commitment letter and to the finalization of the appropriate loan documents. Borrowing under the line would be limited to 80% of qualified accounts receivable, as defined, and would be collateralized by a pledge of substantially all of the Company's assets. Additionally, the Company would be required to maintain compliance with certain financial and non-financial covenants, as defined. Borrowings under this facility would bear interest at the bank's prime rate plus 1.5%.
The Company anticipates finalizing this credit facility in the second quarter of 1998.

During 1997 the Company had a $7,500,000 line of credit facility with a commercial bank (the "Bank"). The line was fully repaid with a portion of the proceeds from the sale of the NDE Business.

The Company believes that its current cash and cash equivalents and borrowing availability under the proposed line of credit will be sufficient to fund the Company's operations, debt and lease obligations and expected capital expenditures during 1998. Additional financing may be required for the Company to consummate any material business acquisitions, none of which are currently contemplated.

Inflation

Inflation has not had a significant impact on the Company.

Year 2000 Compliance

The Company has been evaluating its information technology infrastructure for year 2000 compliance. The Company has been informed by its external vendors that the majority of its internal information systems are fully compliant and will function properly beyond the year 1999. The Company has been communicating with suppliers, financial institutions and others to determine the current level of compliance and to coordinate conversion to systems which are year 2000 compliant wherever necessary. To the extent the

Company's significant suppliers, financial institutions and customers do not successfully achieve year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected. The total cost of the software and implementation of any changes that may be required is estimated to be immaterial and will be expensed as incurred.

Computer software is an integral part of many of the Company's products. The Company has evaluated each of its products and has determined that the majority of them will function properly beyond the year 1999. Several of the Company's products require modifications to insure their functionality in the year 2000. The projects to insure compliance are scheduled to be completed at dates starting in the second quarter of 1998, with final completion of all projects by the end of 1998. The cost of completing these projects is estimated to be less than $100,000 and will be expensed as incurred.

PART II. OTHER INFORMATION


Item 5.  Other information

     1. Liberty Technologies, Inc. has announced that its Board of Directors is considering strategic alternatives to enhance shareholder value, and that such alternatives may include the sale or restructuring of all or part of the Company.


Item 6.  Exhibits and Reports on Form 8-K

     1. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 12, 1998




                                           LIBERTY TECHNOLOGIES, INC.
                                           (Registrant)



                                           /s/ Nim Evatt
                                           ------------------------------
                                           R. Nim Evatt, President and
                                           Chief Executive Officer




                                           /s/ Daniel G. Clare
                                           ------------------------------
                                           Daniel G. Clare, V.P. Finance and
                                           Chief Financial Officer (principals
                                           financial and accounting officer)