Form 10-Q
period 1998-06-30
LIBERTY TECHNOLOGIES INC
filed 1998-08-14
CIK 897730

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30, 1998
                       -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________

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


                      ------------------------------------

                                    Lee Park
                                 555 North Lane
                             Conshohocken, PA 19428
                                  610-834-0330
                      ------------------------------------
                        (Address, including zip code, and
                    telephone number (including area code) of
                    registrant's principal executive office)

                      ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO ____
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                           Shares Outstanding at August 14, 1998
 ------------------                   -----------------------------------------
   Common Stock                                      5,013,233

================================================================================

                           LIBERTY TECHNOLOGIES, INC.


                                      INDEX


                          PART I FINANCIAL INFORMATION
                          ----------------------------


Item 1.     Consolidated Financial Statements (unaudited):              Page No.
                                                                        --------
              Consolidated Statements of Operations -
                  Three months and six months ended June 30, 1998 and 1997...  3

              Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997........................  4

              Consolidated Statements of Cash Flows -
                  Six months ended June, 1998 and 1997.......................  5

              Notes to Consolidated Financial Statements.....................  6


Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................  8



                            PART II OTHER INFORMATION
                            -------------------------

Item 5.     Other information................................................ 12


Item 6.     Exhibits and Reports on Form 8-K................................. 12


            Signatures....................................................... 13

            Exhibit Index.................................................... 14

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                        For the three         For the six
                                    months ended June 30,  months ended June 30,
                                    ---------------------  ---------------------
                                          (Unaudited)            (Unaudited)

                                       1998       1997        1998        1997
                                     -------     ------     -------     -------
Revenues:
   Product.........................  $ 1,810     $3,473     $ 5,157     $ 7,563
   Service.........................    2,244      1,954       3,274       4,390
                                     -------     ------     -------     -------
                                       4,054      5,427       8,431      11,953
                                     -------     ------     -------     -------
Cost of revenues:
   Product.........................    1,198      1,294       2,887       2,815
   Service.........................    2,018      1,425       2,881       3,184
                                     -------     ------     -------     -------
                                       3,216      2,719       5,768       5,999
                                     -------     ------     -------     -------
       Gross profit................      838      2,708       2,663       5,954
                                     -------     ------     -------     -------
Operating expenses:
   Engineering and product
     development...................      872        986       1,751       1,959
   Selling, general and
     administrative................    2,286      2,407       4,481       4,728
                                     -------     ------     -------     -------
                                       3,158      3,393       6,232       6,687
                                     -------     ------     -------     -------
       Operating loss..............   (2,320)      (685)     (3,569)       (733)
Interest income (expense), net.....       29       (212)         87        (263)
                                     -------     ------     -------     -------
       Loss before taxes, minority
         interest and
         discontinued operations...   (2,291)      (897)     (3,482)       (996)
Income tax benefit ................     (893)        --      (1,359)         --
                                     -------     ------     -------     -------
       Loss before minority
         interest and discontinued
         operations................   (1,398)      (897)     (2,123)       (996)
Minority interest in loss of
  joint venture....................       70         33         121         105
                                     -------     ------     -------     -------
       Loss before discontinued
         operations................   (1,328)      (864)     (2,002)       (891)
Income from discontinued
  operations, net of tax...........       --      1,057         --          871
                                     -------     ------     -------     -------
Net income (loss)..................  $(1,328)    $  193     $(2,002)    $   (20)
                                     =======     ======     =======     =======
Basic and diluted income (loss)
  per share:
    Continuing operations..........  $ (0.26)    $(0.17)    $ (0.40)      (0.18)
    Discontinued operations........       --       0.21          --        0.18
                                     -------     ------     -------     -------
                                     $ (0.26)    $ 0.04     $ (0.40)    $  0.00
                                     =======     ======     =======     =======
Shares used in computing net
  income (loss) per share..........    5,010      5,064       5,014       5,000
                                     =======     ======     =======     =======


        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

                                ASSETS                           June 30,    December 31,
                                                                   1998          1997
                                                                 --------    ------------
Current assets:
    Cash and cash equivalents ..............................     $    562      $  2,444
    Accounts receivable, net ...............................        3,404         6,307
    Inventories ............................................        3,606         3,568
    Escrow receivable, net .................................        1,315         1,385
    Refundable income taxes ................................          594           611
    Deferred income taxes ..................................          340           340
    Prepaid expenses and other .............................          604           181
                                                                 --------      --------
              Total current assets .........................       10,425        14,836
Property and equipment, net ................................        1,960         2,154
Goodwill, net ..............................................           92           103
Deferred income taxes ......................................        1,595           246
Other assets ...............................................          935         1,095
                                                                 --------      --------
                                                                 $ 15,007      $ 18,434
                                                                 ========      ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ...................     $     23      $     37
    Accounts payable .......................................        1,852         1,938
    Accrued compensation and benefits ......................          578           638
    Other accrued expenses .................................          429         1,232
    Unearned revenue........................................          313           303
    Income taxes payable ...................................          483           872
                                                                 --------      --------
              Total current liabilities ....................        3,678         5,020
                                                                 --------      --------
Long-term debt .............................................          220           245
                                                                 --------      --------
Due to minority shareholder ................................           --            44
                                                                 --------      --------
Shareholders' equity:
    Series A Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued ..................................      --            --
                                                                 --------      --------
    Common stock, $.01 par value, 10,000,000 shares
       authorized, 5,027,987 and 5,027,987 shares issued,
       and 5,009,635 and 5,020,239 outstanding .............           50            50
    Additional paid-in capital .............................       17,186        17,215
    Accumulated deficit ....................................       (6,077)       (4,075)
    Treasury stock at cost .................................          (50)          (40)
    Cumulative translation adjustment ......................           --           (25)
                                                                 --------      --------
              Total shareholders' equity ...................       11,109        13,125
                                                                 --------      --------
                                                                 $ 15,007      $ 18,434
                                                                 ========      ========

        The accompanying notes are an integral part of these statements.

LIBERTY TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                        For the six months ended June 30,
                                                                        ---------------------------------
                                                                                 (Unaudited)
                                                                           1998                1997
                                                                         -------              ------
Cash flows from operating activities:
   Net loss ......................................................       $(2,002)               $(20)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .............................           551               1,056
       Deferred income taxes .....................................        (1,349)                 58
       Minority interest in loss of joint venture ................          (121)               (105)
       Change in assets and liabilities
           (Increase) decrease in:
                   Accounts receivable ...........................         2,903                (957)
                   Inventories ...................................           (38)               (170)
                   Prepaid expenses and other ....................            17                (332)
                   Other assets ..................................          (301)               (130)
           Increase (decrease) in:
                    Accounts payable .............................           (86)                173
                    Accrued expenses .............................          (391)               (109)
                    Income taxes payable .........................          (391)               (154)
                    Unearned revenue .............................            11                  38
                    Accrued restructuring expense ................           178                  --
                                                                         -------              ------
              Net cash used in operating activities ..............        (1,019)               (652)
                                                                         -------              ------
Cash flows from investing activities:
   Purchases of property and equipment ...........................          (299)               (269)
   Payments related to sale of NDE Business ......................          (581)                 --
   Other .........................................................            --                 (26)
                                                                         -------              ------
              Net cash used in investing activities ..............          (880)               (295)
                                                                         -------              ------
Cash flows from financing activities:
   Payments of long-term debt ....................................           (40)                (28)
   Net borrowings under line of credit ...........................            --               1,420
   Decrease in book overdraft ....................................            --                (225)
   Proceeds from Employee Stock Purchase Plan ....................            16                  28
   Exercise of options and warrants ..............................            --                   7
   Investment from minority shareholder in joint venture .........            70                 (42)
   Purchase of treasury shares ...................................           (54)                 --
                                                                         -------              ------
              Net cash provided by (used in) financing activities             (8)              1,160
                                                                         -------              ------
Effect of foreign exchange rate changes on cash ..................            25                 (31)
                                                                         -------              ------
Net increase (decrease) in cash and cash equivalents .............        (1,882)                182
Cash and cash equivalents, beginning of year .....................         2,444                 324
                                                                         -------              ------
Cash and cash equivalents, end of period .........................       $   562              $  506
                                                                         =======              ======


        The accompanying notes are an integral part of these statements.

                           LIBERTY TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company has reclassified the presentation of certain prior year information to conform to the current year presentation format.

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

2.    Inventories

      Inventories are summarized as follows:

                                             June 30, 1997     December 31, 1996
                                             -------------     -----------------
             Raw materials                    $2,999,000          $3,151,000
             Finished goods                      607,000             417,000
                                              ----------          ----------
                                              $3,606,000          $3,568,000
                                              ==========          ==========

3.    Supplemental Cash Flow

      Cash payment of income taxes for the six months ended June 30, 1998 and 1997 were approximately $391,000 and $79,000, respectively, all of which pertained to payment of prior year taxes. Interest paid for the six months ended June 30, 1998 and 1997 was $0 and $286,000, respectively.

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

5.    Sale of NDE Business

      On October 30, 1997, the Company completed the sale of substantially all of the assets of its nondestructive testing and evaluation services business (the "NDE Business"), a division of Liberty Technical Services, Inc., to a subsidiary of General Electric Company ("GE") for $13,500,000 and the assumption of certain associated liabilities totaling approximately $1,340,000. For the six months ended June 30, 1998, the Company made payments totaling $581,000 related to the NDE Business, including a payment to GE of $399,000 related to a final working capital adjustment. At June, 1998, $1,315,000 of the proceeds from the sale are held in escrow to secure certain indemnification obligations of the Company to the buyer. The escrow is due to be received in October 1998.

      For the three and six months ended June 30, 1997, the results of operations of the NDE Business are reported as discontinued operations. For the three and six months ended June 30, 1997 the NDE Business generated service revenues of $5,502,000 and $8,732,000, respectively.

6.    New Accounting Pronouncement

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all components of comprehensive income be reported in the financial statements. SFAS No. 130 become effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires reclassification of prior period financial statements to reflect application of the provisions of the new standard. For the three and six months ended June 30, 1998 and 1997, comprehensive income was as follows:

                                       For the three months ended           For the six months ended
                                                June 30,                            June30,

                                           1998             1997               1998            1997
                                       -----------       ---------         -----------       --------
       Net income (loss)               $(1,328,000)      $ 193,000         $(2,002,000)      $(20,000)
       Foreign currency
        translation adjustments             (2,000)        (29,000)             25,000        (31,000)
                                       -----------       ---------         -----------      ---------
       Comprehensive income            $(1,330,000)      $ 164,000         $(1,977,000)      $(51,000)
                                       ===========       =========         ===========      =========

     As of June 30, 1998, the accumulated balance of other comprehensive income consisted of the Company's cumulative translation adjustment and totaled $0.

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

Results of Operations

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997:

Total Revenues. For the three and six month comparative periods ended June 30, 1997 and 1998, total revenues decreased from $5,427,000 to $4,054,000, or 25%, and from $11,953,000 to $8,431,000, or 29%, respectively.

Product revenues decreased from $3,473,000 to $1,810,000, or 48%, and from $7,563,000 to $5,157,000, or 32%, for the three and six months ended June 30, 1997 and 1998, respectively, on lower sales of condition monitoring and RADView(TM) products. Revenues for the first half of 1997 included a large shipment of valve diagnostic equipment to the Company's joint venture partner, Electricite de France. There was no corresponding sale in the first half of 1998.

Service revenues increased from $1,954,000 to $2,244,000, or 15%, for the three months ended June 30, 1997 and 1998, respectively, and decreased from $4,390,000 to $3,274,000, or 25%, for the six months ended June 30, 1997 and 1998, respectively. The change was due primarily to the timing of scheduled maintenance outages by utilities.

Cost of Revenues. Cost of revenues increased from $2,719,000 to $3,216,000, or 18%, for the three months ended June 30, 1997 and 1998, respectively, and decreased from $5,999,000 to $5,768,000, or 4%, for the six months ended June 30, 1997 and 1998, respectively, as a result of an increase in lower margin nuclear service revenue and a decrease in high margin product and software sales. Overall costs of revenues increased as a percentage of total revenues from 50% to 79% for the three month comparative period and from 50% to 68% for the six month comparative period. The Company expects that cost of revenues and gross profit margin will vary from quarter to quarter depending on the mix and volume of products and services sold.

Operating Expenses. Operating expenses decreased 7%, from $3,393,000 to $3,158,000 and 7%, from $6,687,000 to $6,232,000, respectively, for the three and six month periods ended June 30, 1997 and 1998. Excluding the effect of restructuring charges totaling $199,000, operating expenses decreased 13% and 10% for the three and six month comparative periods, respectively. The decrease operating expenses was a due to a reduction in internally funded development as well as decreased selling, general and administrative expenses.

Interest expense, net. Net interest expense decreased from expense of $212,000 and $263,000, respectively, for the three and six months ended June 30, 1997 to net interest income of $29,000 and $87,000, respectively, for the three and six months ended June 30, 1998 as a result of the Company repaying its bank line of credit.

Income taxes. The Company's effective income tax rate was 39% for the three and six month periods ended June 30, 1998. Consistent with a valuation allowance recorded against the Company's deferred tax asset in 1996, no tax benefit was recorded against the loss for the three and six months periods ended June 30, 1997.

Loss from Continuing Operations. For the three and six month comparative periods ended June 30, 1997 and 1998, loss from continuing operations increased from $864,000, or $0.17 per share, to $1,328,000, or $0.26 per share, and from
$891,000, or $0.18 per share, to $2,002,000, or $0.40 per share, respectively, primarily as a result of the reduction in revenues.

Income (loss) per share. Earnings per share decreased from income per share of $0.04 and $0.00 for the three and six months ended June 30, 1997, respectively, to loss per share of $0.26 and $0.40 for the three and six months ended June 30, 1998. The income per share for the comparative periods ended June 30, 1997 includes income of $0.21 and $0.18, respectively, from the operations of the NDE Business. The loss for these comparative periods, exclusive of the NDE Business, was $0.17 and $0.18, respectively.

The number of shares used in calculating loss per share decreased from 5,064,000 to 5,010,000 in the three month comparative period, and increased from 5,000,000 to 5,014,000 in the six month comparative period. The decrease in shares in the three month period resulted from the elimination of the dilutive effect of options because of the overall loss for the period. The increase in shares in the six month period resulted from the exercise of stock options under the Company's 1988 and 1992 Stock Option Plans and the sale of stock through the Company's Employee Stock Purchase Plan, partially offset by a purchase of treasury shares in the first quarter of 1998.

Liquidity and Capital Resources

During 1998, the Company has financed its working capital requirements and capital expenditures primarily through the use of its cash reserves. During 1997, the Company financed its working capital requirements and capital expenditures primarily through borrowings against its revolving credit facility.

At June 30, 1998, the Company had cash and investments aggregating $562,000 compared to $2,444,000 at December 31, 1997, reflecting the cash used by operating and investing activities.

Net cash used in operations increased from $652,000 during the first half of 1997 to $1,019,000 during the first half of 1998. The change was principally attributable to a higher net loss, lower depreciation and amortization, and increased tax benefit, offset by a decrease in accounts receivable.

Net cash used in investing activities decreased from $295,000 in the first half of 1997 to $880,000 in the first half of 1998. This increase resulted from payments totaling $581,000 related to the sale of the NDE Business.

Net cash provided by financing activities during the first half of 1997 was $1,160,000 compared to cash used of $8,000 for the first half of 1998. The 1997 amount reflects net borrowings of $1,420,000 against the Company's revolving credit facility, offset by a decrease of $225,000 in the book overdraft. There is no such corresponding source of funds during 1998.

On May 7, 1998, the Company signed a two-year line of credit of up to $5.0 million with a commercial bank. Borrowing under the line is limited to 80% of qualified accounts receivable, as defined, and is collateralized by a pledge of substantially all of the Company's assets. Additionally, the Company is required to maintain compliance with certain financial and non-financial covenants. Borrowings under this facility bear interest at the bank's prime rate plus 1.5%. Availability on the credit facility totaled $1,781,000 at June 30, 1998 and there was no balance outstanding.

During 1997 the Company had a $7,500,000 line of credit facility with a commercial bank. The line was fully repaid with a portion of the proceeds from the sale of the NDE Business.

The Company believes that its current cash and cash equivalents and borrowing availability under its line of credit will be sufficient to fund the Company's operations, debt and lease obligations and expected capital expenditures during 1998.

Inflation

Inflation has not had a significant impact on the Company.

Year 2000 Compliance

The Company has been evaluating its information technology infrastructure for year 2000 compliance. The Company has been informed by its external vendors that the majority of its internal information systems are fully compliant and will function properly beyond the year 1999. The Company has been communicating with suppliers, financial institutions and others to determine the current level of compliance and to coordinate conversion to systems which are year 2000 compliant wherever necessary. To the extent the Company's significant suppliers, financial institutions and customers do not successfully achieve year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected. The total cost of the software and implementation of any changes that may be required with respect to the Company's information technology infrastructure is estimated to be immaterial and will be expensed as incurred.

Computer software is an integral part of many of the Company's products. The Company has evaluated each of its products and has determined that the majority of them will function properly beyond the year 1999. Several of the Company's products require modifications to insure their functionality in the year 2000. Several of the projects to insure compliance have been completed, with final completion of all projects by the end of the first quarter of 1999. The cost of completing these projects is estimated to be less than $100,000 and will be expensed as incurred.

PART II. OTHER INFORMATION

Item 5.  Other information

     1. On August 12, 1998, the Company announced that its Board of Directors approved a definitive merger agreement, which was signed on August 11, 1998, with Crane Co., providing for Crane's acquisition of all of the outstanding shares of the Company at $3.50 per share. The Company also announced that, in connection with the merger agreement, the Company granted Crane an option to purchase up to 997,663 shares of newly issued shares of stock at $2.75 per share, exercisable for one year after the termination of the merger agreement upon the occurrence of certain events, and that the Company's Board of Directors approved amendments to the Company's shareholder rights plan to render the plan inapplicable to the Crane acquisition.

     2. On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-14 governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days in prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

          With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 23, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit
  No.
-------

  2        Agreement and Plan of Merger among Crane Co.,
           LTI Merger, Inc. and Liberty Technologies, Inc.
           dated August 11, 1998

  4.1 Stock Option Agreement between Liberty Technologies, Inc. and Crane Co. dated August 11, 1998

  4.2      First Amendment to Amended and Restated Rights
           Agreement between Liberty Technologies, Inc. and
           StockTrans. Inc. dated August 11, 1998

 99        Liberty Technologies, Inc. Press Release dated
           August 12, 1998

 27        Financial Data Schedule


           (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1998




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

                                  EXHIBIT INDEX


Exhibit
  No.
-------

  2        Agreement and Plan of Merger among Crane Co.,
           LTI Merger, Inc. and Liberty Technologies, Inc.
           dated August 11, 1998

  4.1 Stock Option Agreement between Liberty Technologies, Inc. and Crane Co. dated August 11, 1998

  4.2      First Amendment to Amended and Restated Rights
           Agreement between Liberty Technologies, Inc. and
           StockTrans. Inc. dated August 11, 1998

 99        Liberty Technologies, Inc. Press Release dated
           August 12, 1998

 27        Financial Data Schedule